Form 10QSB
period 1996-03-31
FIRST FINANCIAL CORP / TN
filed 1996-05-15
CIK 878967

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB
MARK ONE

 [ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


 [   ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

       FOR THE TRANSITION PERIOD FROM                 TO
                                      ---------------    ---------------

Commission File Number 33-426222
                       ---------

                          FIRST FINANCIAL CORPORATION
            ------------------------------------------------------
       (Exact Name of Small Business Issuer As Specified in its Charter)


                    Tennessee                      62-1474162
         -------------------------------  ----------------------------
         (State or Other Jurisdiction of  (IRS Employer Identification
          Incorporation or Organization)    Number)


                1691 N. Mt. Juliet Road, Mount Juliet, TN  37122
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (615) 754-2265
                      -----------------------------------
                          (Issuer's Telephone Number)

                                 Not Applicable
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X            NO
                              -----             -----

State the number of shares outstanding of each of the issuer's classes of
common equity as of the latest practicable date:      461,882   .
                                                   -------------

Transitional Small Business Disclosure Format (check one)

                           YES                NO   X
                               -----             -----

This filing contains  17  pages.
                     ---
The Exhibit Index appears at sequential page number  16
                                                    ----

                         PART I - FINANCIAL INFORMATION





Item 1. Financial Statements


The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

    Consolidated Balance Sheets - March 31, 1996 and December 31, 1995.

    Consolidated Statements of Earnings - For the three months ended March 31, 1996 and 1995.

    Consolidated Statements of Cash Flows - For the three months ended March 31, 1996 and 1995.

                          FIRST FINANCIAL CORPORATION

                          Consolidated Balance Sheets

                      March 31, 1996 and December 31, 1995

                                  (Unaudited)


                                                      March 31,     December 31,
                                                        1996           1995
                                                   --------------  ---------------
                                                       (In Thousands)

      Assets
      ------
Loans                                               $ 107,734          100,982
  Less:      Allowance for loan losses                  1,310            1,246
                                                     --------          -------
                  Net loans                           106,424           99,736

Securities:
 Securities available-for-sale, at market
   (amortized cost $41,028,000 and
   $43,345,000, respectively)                          40,869           43,663
                                                    ---------          -------
              Total securities                         40,869           43,663
Loans held for sale                                     1,660            1,812
Interest-bearing deposits in other banks                  105              203
Federal funds sold                                      2,875            1,365
                                                    ---------          -------

         Total earning assets                         151,933          146,779

Cash and due from banks                                 4,552            4,268
Bank premises and equipment, net of
 accumulated depreciation                               4,414            4,471
Accrued interest receivable                             1,601            1,463
Other real estate                                         227              305
Other assets                                              728              469
                                                    ---------          -------

                                                    $ 163,455          157,755
                                                    =========          =======

     Liabilities and Stockholders' Equity
     ------------------------------------
Deposits                                            $ 148,211          142,922
Short-term borrowings                                     996              996
Other liabilities                                       1,297            1,064
Advances from Federal Home Loan Bank                    1,252            1,331
Long-term debt                                            394              395
                                                    ---------          -------
         Total liabilities                            152,150          146,708
                                                    ---------          -------

Stockholders' equity:
 Preferred stock, no par value, authorized
   5,000,000 shares, no shares issued                    -                 -
 Common stock, $5.00 par value; authorized
   5,000,000 shares, issued 530,845 shares
   at March 31, 1996 and 530,364 shares at
   December 31, 1995                                    2,668            2,657
 Additional paid-in capital                             3,735            3,735
 Retained earnings                                      6,258            5,715
 Net unrealized gains (losses) on
   available-for-sale securities, net of
   applicable income taxes                                (99)             197
                                                    ---------          -------
                                                       12,562           12,304
 Less cost of 68,963 shares of treasury stock          (1,257)          (1,257)
                                                    ---------          -------
         Total stockholders' equity                    11,305           11,047
                                                    ---------          -------

                                                    $ 163,455          157,755
                                                    =========          =======


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION
                      Consolidated Statements of Earnings
                   Three Months Ended March 31, 1996 and 1995
                                  (Unaudited)



                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                              1996          1995
                                             ------        ------
                                            (Dollars In Thousands
                                            Except Per Share Amount)

Interest income:
 Interest and fees on loans                   $ 2,782         2,065
 Interest and dividends on securities:
   Taxable securities                             524           447
   Exempt from Federal income taxes               103            88
 Interest on loans held for sale                   27            13
 Interest on federal funds sold                    11            51
 Interest on interest-bearing deposits
   in other banks and other interest                3             3
                                              -------       -------
         Total interest income                  3,450         2,667
                                              -------       -------
Interest expense:
 Interest on deposits                           1,512         1,200
 Interest on short term borrowings                 19            23
 Interest on advances from Federal Home
   Loan Bank                                       24            29
 Interest on long-term debt                         7             7
 Interest on Federal funds purchased                3             -
                                              -------       -------
         Total interest expense                 1,565         1,259
                                              -------       -------

         Net interest income                    1,885         1,408

Provision for loan losses                          80            75
                                              -------       -------

         Net interest income after
           provision for loan losses            1,805         1,333
                                              -------       -------

Non-interest income:
 Service charges on deposit accounts              187           179
 Other fees and commissions                        50            26
 Other income                                     162           115
 Gain on sale of securities                         6             -
                                              -------       -------
                                                  405           320
                                              -------       -------

Non-interest expenses:
 Salaries and employee benefits                   768           651
 Occupancy expenses, net                           75            54
 Furniture and equipment expense                  120           112
 Other operating expenses                         420           402
 Loss on sale of securities                         -            27
                                              -------       -------
                                                1,383         1,246
                                              -------       -------

Earnings before income taxes                      827           407

Income taxes                                      284           130
                                              -------       -------

Net earnings                                  $   543           277
                                              =======       =======

Weighted average number of common and
 common equivalents shares outstanding        468,295       469,516
                                              =======       =======

Net earnings per common and common
 equivalent share                             $  1.16           .59
                                              =======       =======

Dividends per share                           $   -           -
                                              =======       =======


   See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION



                     Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)

                                                      1996              1995
                                                  ------------        ------
                                                  (In Thousands)
Cash flows from operating activities:
  Interest received                               $      3,320         2,529
  Fees and commissions received                            242           214
  Interest paid                                         (1,582)       (1,229)
  Originations of loans held for sale                   (7,819)       (4,123)
  Proceeds from loan sales                               8,128         4,449
  Cash paid to suppliers and employees                  (1,375)       (1,232)
  Income taxes paid                                        (41)          (76)
                                                  ------------        ------
          Net cash provided by operating
            activities                                     873           532
                                                  ------------        ------

Cash flows from investing activities:
  Loans made to customers, net of repayments            (6,768)       (4,521)
  Proceeds from sales of available-for-sale
    securities                                           3,800         1,481
  Proceeds from maturities of available-for-
    sale securities                                      2,246           264
  Purchase of available-for-sale securities             (3,731)       (3,233)
  Purchase of held-to-maturity securities                  -            (971)
  Proceeds from maturities of held-to-maturity
    securities                                             -             247
  Decrease in interest bearing deposits in
    other banks                                             98           100
  Purchase of premise and equipment                        (22)          (91)
  Increase in other real estate                             (4)           (2)
  Proceeds from sale of other real estate                   82             -
                                                  ------------        ------
          Net cash used in investing activities         (4,299)       (6,726)
                                                  ------------        ------

Cash flows from financing activities:
  Net increase in time deposits                          1,220         4,126
  Net increase in non-interest bearing,
    savings, and NOW deposit accounts                    4,069         3,482
  Increase in short-term borrowings                        -              11
  Repayment of long-term debt                               (1)           (2)
  Repayment of Federal Home Loan Bank advances             (79)          (15)
  Issuance of common stock                                  11             -
                                                  ------------        ------
          Net cash provided by financing
            activities                                   5,220         7,602
                                                  ------------        ------

Net increase in cash and cash equivalents                1,794         1,408

Cash and cash equivalents at beginning of period         5,633         5,375
                                                  ------------        ------

Cash and cash equivalents at end of period        $      7,427         6,783
                                                  ============        ======


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION
                Consolidated Statements of Cash Flows, Continued
                      Three Months Ended March 31, 1996 and 1995
                   Increase (Decrease) in Cash and Cash Equivalents
                                     (Unaudited)







                                                        1996        1995
                                                       ------      ------
                                                         (In Thousands)
Reconciliation of net earnings to net cash
 provided by operating activities:
   Net earnings                                         $ 543        277
   Adjustments to reconcile net earnings to
     net cash provided by operating activities:
   Depreciation and amortization                           89         77
   Provision for loan losses                               80         75
   Loss (gain) on sale of available-for-
     sale securities                                       (6)        27
   Loss on sale - other real estate                        -           2
   Decrease in loans held for sale                        152        220
   Increase in other assets, net                          (80)      (145)
   Increase in interest receivable                       (138)      (143)
   Increase (decrease) in interest payable                (17)        30
   Increase in other liabilities                          250        112
                                                        -----       ----
           Total adjustments                              330        255
                                                        -----       ----

           Net cash provided by operating
             activities                                 $ 873        532
                                                        =====       ====


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                   Notes to Consolidated Financial Statements

                                  (Unaudited)



Basis of Presentation

The unaudited consolidated financial statements include the accounts of First Financial Corporation and its wholly-owned subsidiary, First Bank and Trust (First Bank).

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1996 and December 31, 1995, and the results of operations for the three months ended March 31, 1996 and 1995 and changes in cash flows for the three months ended March 31, 1996 and 1995. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1995 Annual Report to stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:


                                           Three Months Ended
                                                 March 31,
                                      ---------------------------
                                          1996           1995
                                         ------         ------
                                            (In Thousands)

 Balance, January 1, 1996 and 1995,
   respectively                           $1,246           932
 Add (deduct):
   Losses charged to allowance               (25)          (10)
   Recoveries credited to allowance            9             5
   Provision for loan losses                  80            75
                                          ------         -----
 Balance, March 31, 1996 and 1995,
   respectively                           $1,310         1,002
                                          ======         =====

Earnings Per Share

The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus the effect of common shares contingently issuable from stock options.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The purpose of this discussion is to provide insight into the financial condition and results of operations of the Registrant and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's 1995 Annual Report to stockholders for a complete discussion of factors that impact liquidity, capital and the results of operations.

Liquidity and Interest Rate Sensitivity Management

     The concept of liquidity involves the ability of the Registrant and its subsidiary to meet future cash flow requirements, particularly those of customers who are either withdrawing funds from their accounts or borrowing to meet their credit needs.

     Proper asset/liability management is necessary to maintain stability in the balance of interest-sensitive assets to interest-sensitive liabilities in order to provide a stable growth in net interest margins. Earnings on interest-sensitive assets such as loans tied to the prime rate of interest and federal funds sold, may vary considerably from fixed rate assets such as long-term investment securities and fixed rate loans. Interest-sensitive liabilities such as large certificates of deposit and money market certificates, generally require higher costs than fixed rate instruments such as passbook savings.

     Banks, in general, must maintain large cash balances to meet day-to-day cash flow requirements as well as maintaining required reserves for regulatory agencies. The cash balances maintained are the primary source of liquidity. Federal funds sold, which are basically overnight or short-term loans to other banks that increase the other bank's required reserves, are also a major source of liquidity.

     The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. The Company has $8,062,000 of securities scheduled to mature or reprice in the next twelve months.

     A secondary source of liquidity is the Bank's loan portfolio. At March 31, 1996 commercial loans of approximately $23 million and other loans (mortgage and consumer) of approximately $49 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity and Interest Rate Sensitivity Management, Continued

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $20 million will become due during the next twelve months. The Bank's deposit base increased approximately $5.3 million during the quarter ended March 31, 1996.

     The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At March 31, 1996, the Bank had $1,252,000 of these advances.

     As of March 31, 1996, the Bank's liability sensitivity was 12% (the excess of interest sensitive liabilities over earning assets divided by total assets at the one year threshold). Management estimates an increase or decrease in interest rates of 1% would have an immaterial impact on earnings.

     It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 26.5% at March 31, 1996 and 28.5% at December 31, 1995.

Capital Resources

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 6.9% at March 31, 1996 and 7.0% at December 31, 1995. Total assets increased 3.6% during the three months ended March 31, 1996. Cash dividends of $.35 per share were declared during the year ended December 31, 1995. Cash dividends will be declared in 1996 over 1995 only in the discretion of the Board of Directors to the extent profits increase. No material change in the mix or cost of capital is anticipated in the foreseeable future.

     At the present time there are no material commitments for capital expenditures other than the branches described below.

     The FDIC, which is the subsidiary's primary federal regulatory, has specified guidelines for purposes of evaluating a bank's capital adequacy. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset or commitment.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation


     The following schedule details the Company's risk-based capital at March 31, 1996 (excluding the effect of the adoption of SFAS No. 115):

                                                      In Thousands
                                                  (except percentages)


            Tier I capital:
             Stockholders' equity                 $     11,404

            Tier II capital:
             Allowable allowance for loan losses         1,310
                                                  ------------

                   Total capital                  $     12,714
                                                  ============

            Risk-weighted assets                  $    122,358
                                                  ============

            Risk-based capital ratios:
             Tier I capital ratio                         9.32%
                                                  ============

             Tier II capital ratio                       10.39%
                                                  ============


     The Company is required to maintain a Tier II capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 1995, the Company and its subsidiary bank were in compliance with these requirements.

     In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets) of 4%. The leverage ratio at March 31, 1996 was 7.19%.

     Management intends to maximize the leverage position of the company consistent with safe and sound business practices and the current regulatory environment. Past decisions by management has committed the Company to a path of growth to achieve the strategic goals of maximum leverage. Management is cognizant of the pressures of this philosophy but believe various combinations of retained earnings, additional capital stock issues, preferred stock offerings, and other avenues will maintain a capital position consistent with sound banking principles and at the same time reward stockholders with significant profits.

     Effective January 1, 1992, the Company acquired 100% of the common stock of First Bank; and accordingly, became a one bank holding company. The Board of Directors and management believe that the holding company structure will permit greater flexibility in the expansion of First Bank's present business and will allow the Bank to be more responsive to its customers' broadening and changing financial needs. In particular, the holding company structure will provide greater flexibility in raising additional capital for First Bank. Greater flexibility in raising capital is necessary in order to insure that the growth of the Bank's capital will keep pace with its asset growth.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation





     There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide liquidity in the shares. During the quarter ended March 31, 1996, the Company issued 481 shares of its common voting stock in connection with the exercise of stock options. During the year ended December 31, 1995, the Company redeemed 234 shares of its common voting stock at $26.00 per share, in an aggregate amount totaling approximately $5,000. These trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value.

     In April, 1993, the stockholders approved a stock option whereby 79,500 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At December 31, 1994, 40,700 shares of the options had been granted; 39,700 shares had been granted at $20.00 per share (660 shares have been exercised at March 31, 1996), 1,000 shares had been granted at $24.00 per share (100 shares have been exercised at March 31, 1996). During 1995 an additional 2,000 shares were granted at $26.00 per share, 14,896 shares were granted at $30.00 per share (85 shares have been exercised at March 31, 1996). The options are granted at the estimated market price of the stock at the date the option was granted. At March 31, 1996 there were 56,751 shares granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At March 31, 1996 options to purchase 21,904 common shares were available for grant in future years.

     At present, the net book value of premises and equipment is 39.0% of the Company's capital. The Company is in the process of applying to the appropriate regulators to relocate to a permanent facility in Smyrna, Tennessee. (Construction is anticipated to begin in 1996 for permanent quarters in Smyrna). Management believes that this facility will help diversify the risk associated with being established in only one market while generating growth and profits for the Company. At present the ratio of fixed assets to capital at the subsidiary bank level is 36.2%. Additionally, the Bank has opened an additional branch in Hermitage, Tennessee. These premises are being leased for $350 per month ($4,200 annually). Investment in fixed assets can have a detrimental impact on profits particularly in the short term.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation


Results of Operations

     Net earnings were $543,000 for the three months ended March 31, 1996 as compared to $277,000 for the same period in 1995. Earnings per share increased from $.59 in 1995 to $1.16 for the same period in 1996.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, i.e., the excess of interest earned over interest paid. This is particularly true with the volatility in interest rates encountered in recent years.

     The Company's interest income, excluding tax equivalent adjustments, increased by $783,000 or 29.4% during the three months ended March 31, 1996 and increased $713,000 or 36.5% for the same period in 1995. The increases were primarily attributable to higher volumes of earning assets offset by the declines in interest rates. The ratio of average earning assets to total average assets was 90.8% for the quarter ended March 31, 1996 and 93.1% for the year ended December 31, 1995.

     Interest expense increased by $306,000 for the three months ended March 31, 1996 or 24.3% compared to $479,000 or 61.4% for the same period in 1995. The increases in 1996 and 1995 can be attributable largely to an increase in volume, increase in weighted average interest rates as well as increases in the outstanding balance on the line of credit, advances from the Federal Home Loan Bank and long-term debt.

     The foregoing resulted in an increase in net interest income of $477,000 or 33.9% during the first three months of 1996 and $234,000 or 20.0% in the comparable period of 1995.

     Since assets are more sensitive to movements in rates this should favor the income statement. Should loan demand not increase, and competition, intent on increasing market share, drive interest expenses up, the net interest margin will decline.

     The provision for loan losses was $80,000 for the first three months of 1996 compared to $75,000 for the same period in 1995. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The following schedule details selected information as to non-performing loans of the Company at March 31, 1996:

                                         Past Due
                                         90 Days     Non-Accrual
                                       ------------  -----------
                                             (In Thousands)

                Real estate loans      $         69        -
                Installment loans                21        -
                Commercial                        8        -
                                       ------------  -----------
                                       $         98        -
                                       ============  ===========

                   Renegotiated loans  $        507        -
                                       ============  ===========


     At March 31, 1996, loans which include the above, totaling $1,337,218 were included in the Company's internal classified loan list. Of these loans $634,607 are consumer and $702,611 are commercial loans. The collateral values securing these loans total approximately $3,033,600 ($1,040,300 related to consumer loans and $1,993,300 related to commercial loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

     There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 1996 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

     Non-interest income increased $79,000 or 24.7% exclusive of any securities gains during the three months ended March 31, 1996 and decreased $147,000 or 31.5% for the same period in 1995. The primary increase in non-interest income consists of an increase in income generated from sales of mortgage loans. Mortgage loan income (included in other income) for the three month period ended March 31, 1996 was $157,000 as compared to $106,000 for the period ending March 31, 1995. The increase of $51,000 or 48.1% has been caused by the increase in the refinancing of mortgage loans as compared to the same period in last year. Additionally, other fees and commissions increased $24,000 or 92.3%.

     There was a $6,000 security gain in the available-for-sale category for the three months ended March 31, 1996 as compared to a $27,000 security loss during the three months ended March 31, 1995.

     Non-interest expense excluding securities transactions increased $164,000 or 13.5% during the first three months of 1996 and $187,000 or 17.7% during the same period in 1995. The increases in 1996 and 1995 were primarily attributable to increases in salaries and employee benefits which is due to increased number of employees and increases in annual compensation.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation

     Management is not aware of any known trends, events or uncertainties that will have or are reasonably likely to have a material effect on the Company's liquidity, capital resources or operations of the Company. The Company is not aware of any current recommendations, which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations other than as discussed in the capital resources section of this plan.

Impact of Inflation

     The primary impact which inflation has on the results of the Company's operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market's expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or invested, net interest income will vary. Inflation also impacts on non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings. If the inflation rate stays flat or increase slightly, the effect on profits will not be significant.

                          PART II.  OTHER INFORMATION





Item 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits 27 Financial Data Schedule (for SEC use only)

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        FIRST FINANCIAL CORPORATION
                                        ---------------------------
                                                (Registrant)




DATE:    May 9, 1996                     /s/  David Major
      -----------------                 ----------------------------------
                                        David Major
                                        Chairman, President and
                                        Chief Executive Officer



DATE:    May 9, 1996                     /s/  Sally P. Kimble
     ------------------                 -----------------------------------
                                        Sally P. Kimble
                                        Treasurer, Chief Financial Officer
                                        and Chief Accounting Officer