Form 10QSB
period 1996-06-30
FIRST FINANCIAL CORP / TN
filed 1996-08-09
CIK 878967

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB



MARK ONE
- --------

 [ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

 [   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

      For the Transition Period From _______________ to _______________

Commission File Number 33-426222
                       ---------

                          FIRST FINANCIAL CORPORATION
     -------------------------------------------------------------------
      (Exact Name of Small Business Issuer As Specified in its Charter)

            Tennessee                                      62-1474162
- -------------------------------                   ----------------------------
(State or Other Jurisdiction of                   (IRS Employer Identification
 Incorporation or Organization)                               Number)

                1691 N. Mt. Juliet Road, Mount Juliet, TN 37122
                -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (615) 754-2265
                         -----------------------------
                          (Issuer's Telephone Number)

                                 Not Applicable
              ----------------------------------------------------
              Former Name, Former Address and Former Fiscal Years,
                          If Changed Since Last Report

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X           NO
                             -------          -------

State the number of shares outstanding of each of the issuer's classes of
common equity as of the latest practicable date:     923,764   .
                                                  -------------

Transitional Small Business Disclosure Format (check one).

                          YES               NO   X
                             -------          -------

This filing contains   17   pages
                     ------
The Exhibit Index appears at sequential page number   16
                                                    ------

                         PART I - FINANCIAL INFORMATION





Item 1.  Financial Statements


The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

         Consolidated Balance Sheets - June 30, 1996 and December 31, 1995.

         Consolidated Statements of Earnings - For the three months and six months ended June 30, 1996 and 1995.

         Consolidated Statements of Cash Flows - For the six months ended June 30, 1996 and 1995.

                          FIRST FINANCIAL CORPORATION

                          Consolidated Balance Sheets

                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

                                                                                June 30,       December 31,
                                                                                  1996             1995
                                                                               ---------       ------------
                                                                                      (In Thousands)
      Assets
      ------
Loans                                                                          $ 116,434          100,982
   Less:   Allowance for loan losses                                               1,382            1,246
                                                                               ---------          -------
               Net loans                                                         115,052           99,736
Securities available-for-sale, at market
   amortized cost $41,539,000 and $43,345,000, respectively)                      40,931           43,663
Loans held for sale                                                                1,336            1,812
Interest-bearing deposits in other banks                                             105              203
Federal funds sold                                                                   475            1,365
                                                                               ---------          -------
      Total earning assets                                                       157,899          146,779

Cash and due from banks                                                            4,862            4,268
Bank premises and equipment, net of accumulated depreciation                       4,609            4,471
Accrued interest receivable                                                        1,653            1,463
Other real estate                                                                    157              305
Other assets                                                                         929              469
                                                                               ---------          -------
                                                                               $ 170,109          157,755
                                                                               =========          =======
      Liabilities and Stockholders' Equity
      ------------------------------------

Deposits                                                                       $ 154,851          142,922
Advances from Federal Home Loan Bank                                               1,238            1,331
Short-term borrowings                                                                896              996
Other liabilities                                                                  1,148            1,064
Long-term debt                                                                       393              395
                                                                               ---------          -------
               Total liabilities                                                 158,526          146,708
                                                                               ---------          -------
Stockholders' equity:
   Preferred stock, no par value, authorized
      5,000,000 shares, no shares issued                                            -                -
   Common stock, $2.50 par value;
      authorized 5,000,000 shares and issued 1,061,690
      shares at June 30, 1996 and 530,364 shares,
      par value $5.00 at December 31, 1995                                         2,668            2,657
   Additional paid-in capital                                                      3,735            3,735
   Retained earnings                                                               6,814            5,715
   Net unrealized gains (losses) on available-for-sale
      securities, net of applicable income taxes                                    (377)             197
                                                                               ---------          -------
                                                                                  12,840           12,304
   Less cost of treasury stock of 137,926 shares at
      June 30, 1996 and 68,963 shares at December 31, 1995                        (1,257)          (1,257)
                                                                               ---------          -------
               Total stockholders' equity                                         11,583           11,047
                                                                               ---------          -------
                                                                               $ 170,109          157,755
                                                                               =========          =======


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                      Consolidated Statements of Earnings
            Three Months and Six Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                                June 30,                          June 30,
                                                       ------------------------         --------------------------
                                                          1996           1995              1996             1995
                                                             (Dollars in Thousands, Except Per Share Amounts)
Interest income:
   Interest and fees on loans                          $   2,906          2,409         $   5,688            4,474
   Interest and dividends on securities:
     Taxable securities                                      508            460             1,032              907
     Exempt from Federal income taxes                        106             88               209              176
   Interest on loans held for sale                            33              9                60               22
   Interest on federal funds sold                             33             25                44               76
   Interest on interest-bearing deposits in
     other banks                                               2              2                 5                5
                                                       ---------        -------         ---------          -------
         Total interest income                             3,588          2,993             7,038            5,660
                                                       ---------        -------         ---------          -------

Interest expense:
   Interest on deposits                                    1,568          1,337             3,080            2,537
   Interest on short term borrowings                          18             23                37               46
   Interest on advances from Federal Home
     Loan Bank                                                22             28                46               57
   Interest on Federal funds purchased                         2              -                 5                -
   Interest on long-term debt                                  7              7                14               14
                                                       ---------        -------         ---------          -------
         Total interest expense                            1,617          1,395             3,182            2,654
                                                       ---------        -------         ---------          -------

         Net interest income                               1,971          1,598             3,856            3,006
Provision for loan losses                                     80             82               160              157
                                                       ---------        -------         ---------          -------
         Net interest income after provision for
           loan losses                                     1,891          1,516             3,696            2,849
                                                       ---------        -------         ---------          -------

Non-interest income:
   Service charges on deposit accounts                       210            201               397              380
   Other fees and commissions                                 50             35               100               61
   Other income                                              178            129               340              244
   Gain on sale of securities                                  1           -                    7             -
                                                       ---------        -------         ---------          -------
                                                             439            365               844              685
                                                       ---------        -------         ---------          -------

Non-interest expenses:
   Salaries and employee benefits                            842            653             1,610            1,304
   Occupancy expenses, net                                    68             58               143              112
   Furniture and equipment expense                           113            109               233              221
   Other operating expenses                                  460            429               880              831
   Loss on sale of securities                               -                36              -                  63
                                                       ---------        -------         ---------          -------
                                                           1,483          1,285             2,866            2,531
                                                       ---------        -------         ---------          -------

         Earnings before income taxes                        847            596             1,674            1,003
Income taxes                                                 291            200               575              330
                                                       ---------        -------         ---------          -------

         Net earnings                                  $     556            396             1,099              673
                                                       =========        =======         =========          =======

Weighted average number of shares and
   common equivalent shares outstanding                  936,696        938,698           936,643          938,864
                                                       =========        =======         =========          =======

Net earnings per common and common equivalent
   share                                                     .59            .42              1.17              .72
                                                       =========        =======         =========          =======

Dividends per share                                    $    -              -                 -                -
                                                       =========        =======         =========          =======



See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                     Consolidated Statements of Cash Flows

                    Six Months Ended June 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)

                                                                                          1996             1995
                                                                                          ----             ----
                                                                                             (In Thousands)
Cash flows from operating activities:
   Interest received                                                                   $   6,854            5,371
   Fees and commissions received                                                             536              459
   Interest paid                                                                          (3,119)          (2,437)
   Originations of loans held for sale                                                   (17,085)          (9,837)
   Proceeds from loan sales                                                               17,862            9,547
   Cash paid to suppliers and employees                                                   (2,742)          (2,401)
   Income taxes paid                                                                        (628)            (381)
                                                                                       ---------          -------

          Net cash provided by operating activities                                        1,678              321
                                                                                       ---------          -------

Cash flows from investing activities:
   Loans made to customers, net of repayments                                            (15,407)         (13,277)
   Proceeds from sales of available-for-sale
       securities                                                                          6,365            2,483
   Proceeds from maturities of available-for-sale securities                               2,895              699
   Purchase of available-for-sale securities                                              (7,453)          (4,908)
   Purchase of held-to-maturity securities                                                  -              (1,071)
   Proceeds from maturities of held-to-maturity securities                                  -               1,224
   Decrease in interest bearing deposits in other banks                                       98             -
   Purchase of premise and equipment                                                        (296)            (177)
   Proceeds from sales of premise and equipment                                             -                -
   Proceeds from sale of other real estate                                                    82             -
   Increase in other real estate                                                              (3)              (3)
                                                                                       ---------          -------
          Net cash used in investing activities                                          (13,719)         (15,030)
                                                                                       ---------          -------

Cash flows from financing activities:
   Net increase in time deposits                                                           7,985           10,583
   Net increase in non-interest bearing, savings
       and NOW deposit accounts                                                            3,944            5,262
   Decrease in note payable - line of credit                                                                  (90)
   Payments to acquire treasury stock                                                       -                  (6)
   Repayment of short-term borrowings                                                       (100)            -
   Repayment of advances from Federal Home Loan Bank                                         (93)             (30)
   Repayment of long-term debt                                                                (2)              (3)
   Issuance of common stock                                                                   11             -
                                                                                       ---------          -------
          Net cash provided by financing activities                                       11,745           15,716
                                                                                       ---------          -------

Net increase (decrease) in cash and cash equivalents                                        (296)           1,007

Cash and cash equivalents at beginning of period                                           5,633            5,375
                                                                                       ---------          -------

Cash and cash equivalents at end of period                                             $   5,337            6,382
                                                                                       =========          =======





See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                    Six Months Ended June 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)




                                                                         1996               1995
                                                                         ----               ----
                                                                              (In Thousands)
Reconciliation of net earnings to net cash
   provided by operating activities:
       Net earnings                                                    $ 1,099               673
       Adjustments to reconcile net earnings to
          net cash provided by operating activities:
              Depreciation and amortization                                168               147
              Provision for loan losses                                    160               157
              Loss (gain) on sale of available-for-
                 sale securities                                            (7)               63
              Loss on sale - other real estate                            -                    2
              Decrease (increase) in loans held for sale                   476              (516)
              Increase in interest receivable                             (190)             (286)
              Increase in other assets, net                               (112)             (153)
              Increase in other liabilities                                 21                17
              Increase in interest payable                                  63               217
                                                                       -------              ----
                        Total adjustments                                  579              (352)
                                                                       -------              ----

                        Net cash provided by
                          operating activities                         $ 1,678               321
                                                                       =======              ====

Supplemental schedule of non-cash activities:

       Unrealized gain (loss) in value of
          securities available-for-sale, net
          of tax benefits of $351 in 1996 and
          income taxes of $207 in 1995.                                $  (574)              339
                                                                       =======              ====





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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1996 and December 31, 1995, and the results of operations for the three months and six months ended June 30, 1996 and 1995 and changes in cash flows for the six months ended June 30, 1996 and 1995, respectively. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1995 Annual Report to stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

                                                           Six Months Ended
                                                               June 30,
                                                        ---------------------
                                                        1996             1995
                                                        ----             ----
                                                            (In Thousands)
   Balance, January 1, 1996 and 1995,
       respectively                                   $ 1,246              932
   Add (deduct):
       Losses charged to allowance                        (40)             (35)
       Recoveries credited to allowance                    16               18
       Provision for loan losses                          160              157
                                                      -------            -----
   Balance, June 30, 1996 and 1995,
       respectively                                   $ 1,382            1,072
                                                      =======            =====

Earnings Per Share

The computation of earnings per common share and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus the effect of common shares contingently issuable from stock options. On April 18, 1996, the stockholders approved a two-for-one stock split effective for shareholders of record on May 1, 1996. The weighted average number of shares outstanding used in the computation of earnings per share and dividends per share has been retroactively adjusted to reflect the stock split.

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

Liquidity and Interest Rate Sensitivity Management

         The concept of liquidity involves the ability of the Company and its subsidiary to meet future cash flow requirements, particularly those of customers who are either withdrawing funds from their accounts or borrowing to meet their credit needs.

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

         The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. The Company has $7,014,000 of securities scheduled to mature or reprice in the next twelve months.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued

         A secondary source of liquidity is the Bank's loan portfolio. At June 30, 1996 commercial loans of approximately $25 million and other loans (mortgage and consumer) of approximately $51 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

         As for liabilities, certificates of deposit of $100,000 or greater of approximately $21 million will become due or subject to repricing during the next twelve months. The Bank's deposit base increased approximately $11.9 million during the six months ended June 30, 1996.

         The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At June 30, 1996 the Bank had $1,238,000 of these advances.

         As of June 30, 1996, the Bank's liability sensitivity was 19.2%, excess of interest sensitive liabilities over earning assets divided by total assets at the one year threshold. Management estimates, based on a static GAP analysis using historical earnings change ratios, an increase in prime of 1.0% would increase net interest income by $160,000, while a decrease in the prime rate of 1.0% would decrease net interest income by $160,000.

         It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 23.1% at June 30, 1996 and 28.5% at December 31, 1995.

Capital Resources

         A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 6.8% at June 30, 1996 and 7.0% at December 31, 1995. Total assets increased 7.8% during the six months ended June 30, 1996. Cash dividends of $.35 per share ($.175 per share after giving effect to the 1996 stock split) were paid during the year ended December 31, 1995. No cash dividends have been paid during the first six months of 1996 or 1995. Cash dividends will be paid or increased in the remainder of 1996 over 1995 only in the discretion of the Board of Directors to the extent profits increase. Effective June 6, 1996, the Company offered each shareholder the option to participate in a Dividend Reinvestment Plan. The plan offers eligible shareholders the opportunity to purchase additional shares of common stock, upon the Company's declaration of dividends. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

         At the present time there are no material commitments for capital expenditures other than the planned branch described below.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued

Capital Resources, Continued

         The FDIC, which is the subsidiary's primary Federal regulator, has specified new guidelines for purposes of evaluating a bank's capital adequacy. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset or commitment.

         The following schedule details the Company's risk-based capital at June 30, 1996 (excluding the effect of the adoption of SFAS No. 115):

                                                              In Thousands
                                                          --------------------
                                                          (except percentages)
         Tier I capital:
            Stockholders' equity                                $  11,960

         Tier II capital:
            Allowable allowance for loan losses                     1,382
                                                                ---------

                 Total capital                                  $  13,342
                                                                =========

         Risk-weighted assets                                   $ 130,277
                                                                =========

         Risk-based capital ratios:
            Tier I capital ratio                                     9.18%
                                                                =========

            Tier II capital ratio                                   10.24%
                                                                =========

         The Company is required to maintain a Tier II capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At June 30, 1996, the Company and its subsidiary bank were in compliance with these requirements.

         In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets) of 4%. The leverage ratio at June 30, 1996 was 7.10%.

         Management continues to implement its plan to maximize the leverage position of the Company consistent with safe and sound business practices and the current regulatory environment. Past decisions by management have committed the Company to a path of growth to achieve the strategic goals of maximum leverage. Management is cognizant of the pressures of this philosophy but believe various combinations of retained earnings, additional capital stock issues, preferred stock offerings, and other avenues will enable the Company to maintain a capital position consistent with sound banking principles and at the same time reward stockholders with significant profits.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued

Capital Resources, Continued

         Effective January 1, 1992, the Company acquired 100% of the common stock of First Bank; and accordingly, became a one bank holding company. The Board of Directors and management believe that the holding company structure will permit greater flexibility in the expansion of First Bank's present business and will assist the Bank in being more responsive to its customers' broadening and changing financial needs. In particular, the holding company structure was adopted to provide greater flexibility in raising additional capital for First Bank. Greater flexibility in raising capital is an important component in seeking to assure that the growth of the Bank's capital will keep pace with its asset growth.

         There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide liquidity in the shares. All shares of common stock have been retroactively adjusted for the two-for-one stock split approved on April 18, 1996. During the six months ended June 30, 1996, the Company issued 962 shares of its common voting stock in connection with the exercise of stock options. During the year ended December 31, 1995, the Company redeemed 468 shares of its common voting stock at $13.00 per share, in an aggregate amount totaling approximately $5,000. These trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value.

         In April, 1993, the stockholders approved a stock option plan whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At June 30, 1996, 79,400 shares had been granted at $10.00 per share (1,320 shares have been exercised at June 30, 1996), 2,000 shares had been granted at $12.00 per share (200 shares have been exercised at June 30, 1996), 4,000 shares were granted at $13.00 per share, 29,792 shares were granted at $15.00 per share (170 shares have been exercised at June 30, 1996). The options are granted at the estimated market price of the stock at the date the option was granted. At June 30, 1996 there were 113,502 shares granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At June 30, 1996 options to purchase 43,808 common shares were available for grant in future years. The shares related to the stock option have been adjusted for the 2 for 1 stock split in 1996.

         At present, the net book value of premises and equipment is 39.8% of the Company's capital. The Company is in the process of completing the permanent branch facility in Smyrna, Tennessee. Management believes that this facility will help diversify the risk associated with being established in only one market while generating growth and profits for the Company. At present the ratio of fixed assets to capital at the subsidiary bank level is 37.2%. These premises are being leased for $350 per month ($4,200 annually). Investment in fixed assets can have a detrimental impact on profits particularly in the short term.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued

Results of Operations

         Net earnings were $1,099,000 for the six months ended June 30, 1996 as compared to $673,000 for the same period in 1995. Earnings per share increased from $.72 in 1995 to $1.17 for the same period in 1996.

         As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, which is the excess of interest earned over interest paid. This is particularly true with the volatility in interest rates encountered in recent years.

         The Company's interest income, excluding tax equivalent adjustments, increased by $1,378,000 or 24.3% during the six months ended June 30, 1996 and $1,591,000 or 39.1% for the same period in 1995. Interest income for the quarter ended June 30, 1996 increased $595,000 or 19.9% over the quarter ended June 30, 1995 and $138,000 or 4.0% over the first quarter of 1996. The increases were primarily attributable to higher volumes of earning assets. The ratio of average earning assets to total average assets was 91.2% for the six months ended June 30, 1996 and 93.1% for the year ended December 31, 1995.

         Interest expense increased by $528,000 the six months ended June 30, 1996 or 19.9% compared to an increase of $982,000 or 58.7% for the same period in 1995. Interest expense for the quarter ended June 30, 1996 increased $222,000 or 15.9% as compared to the quarter ended June 30, 1995 and increased $52,000 or 3.3% over the first quarter of 1996. The increases in 1996 and 1995 can be attributable largely to an increase in volume, increase in weighted average interest rates, as well as increases in the outstanding balance on the line of credit, advances from the Federal Home Loan Bank and long-term debt.

         The foregoing resulted in an increase in net interest income of $850,000 or 28.3% during the first six months of 1996 and $609,000 or 25.4% in the comparable period of 1995. Net interest income for the quarter ended
June 30, 1996 increased $373,000 or 23.3% as compared to $375,000 or 30.7% for the comparable period of 1995.

         Since assets are more sensitive to movements in rates this should favor the income statement. Should loan demand not increase, the competition, intent on increasing market share could drive interest expenses up and the Company's net interest margin will decline.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued

Results of Operations, Continued

         The provision for loan losses was $160,000 for the first six months of 1996 compared to $157,000 for the same period in 1995. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problem loans on a timely basis.

         The following schedule details selected information as to non-performing loans of the Company at June 30, 1996:

                                                     Past Due
                                                     90 Days        Non-Accrual
                                                     --------       -----------
                                                          (In Thousands)
            Real estate loans                         $  348             -
            Installment loans                             20             -
            Commercial                                    56             -
                                                      ------          -------
                                                      $  424             -
                                                      ======          =======

                 Renegotiated loans                   $  496             -
                                                      ======          =======

         At June 30, 1996, loans which include the above, totaling $1,303,000 were included in the Company's internal classified loan list. Of these loans $694,000 are consumer and $609,000 are commercial loans. The collateral values securing these loans are estimated at approximately $2,277,000, ($1,072,000 related to consumer loans and $1,205,000 related to commercial loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

         There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 1996 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued

Results of Operations, Continued

         Non-interest income, excluding securities transactions, increased $152,000 or 22.2% during the six months ended June 30, 1996 and decreased $387,000 or 36.1% for the same period in 1995. The increase for the quarter ended June 30, 1996 was $73,000 or 20.0% as compared to the comparable quarter in 1995 and an increase of $39,000 or 9.8% as compared to the three months ended March 31, 1996. The primary increase in non-interest income consists of an increase in income generated from sales of mortgage loans. Mortgage loan income (included in other income) for the six month period ended June 30, 1996, was $331,000 as compared to $226,000 for the period ending June 30, 1995. The increase of $105,000 or 46.5% has been caused by the increase in the refinancing of mortgage loans as compared to the same period in last year. Other increases in 1996 and 1995 resulted from increased service charges on deposits, primarily for demand deposit and NOW accounts. These increases in service charges were the result of additional volume combined with modest price increases to offset a portion of the interest costs of NOW accounts and the increased costs of processing the demand deposit accounts. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

         There was a $7,000 security gain in the available-for-sale category for the six months ended June 30, 1996 as compared to a $63,000 security loss in 1995.

         Non-interest expense, excluding securities transactions, increased $398,000 or 16.1% during the first six months of 1996 and $270,000 or 12.3% during the same period in 1995. The increase for the quarter ended June 30, 1996 was $234,000 or 18.7% as compared to the quarter ended June 30, 1995 and $100,000 or 7.2% as compared to the three months ended March 31, 1996. The increases in 1996 and 1995 were primarily attributable to increases in salaries and employee benefits which is due to increased number of employees and increases in annual compensation.

         Management is not aware of any known trends, events or uncertainties that will have or reasonably likely to have a material effect on the Company's liquidity, capital resources or operations of the Company. The Company is not aware of any current recommendations, which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations other than as discussed in the capital resources section of this plan.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation, Continued

Results of Operations, Continued

Impact of Inflation

         The primary impact which inflation has on the results of the Company's operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market's expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or investments, net interest income will vary. Inflation also affects non-interest expenses as goods and services are purchased, although this has not appeared to have a significant effect on net earnings. If the inflation rate stays flat or increases slightly, the effect on profits will not likely be significant.

                          PART II.  OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at June 30, 1996 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10- QSB for the period ending June 30, 1996.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              FIRST FINANCIAL CORPORATION
                                           ---------------------------------
                                                      (Registrant)




DATE:  August 2, 1996                      /s/ David Major
      ----------------------------         -------------------------------------
                                           David Major
                                           Chairman, President and Chief
                                           Executive Officer




DATE:  August 2, 1996                      /s/ Sally Kimble
      ----------------------------         -------------------------------------
                                           Sally Kimble
                                           Treasurer, Chief Financial Officer,
                                           and Chief Accounting Officer