Form 10QSB
period 1996-09-30
FIRST FINANCIAL CORP / TN
filed 1996-11-12
CIK 878967

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB



MARK ONE

   [ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

   [ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

       For the Transition Period From                    to
                                      ------------------    ------------------
Commission File Number 33-42622
                       --------

                          FIRST FINANCIAL CORPORATION
     ---------------------------------------------------------------------
       (Exact Name of Small Business Issuer As Specified in its Charter)

          Tennessee                                           62-1474162
---------------------------------                   ----------------------------
(State or Other Jurisdiction of                     (IRS Employer Identification
   Incorporation or Organization)                     Number)

                1691 N. Mt. Juliet Road, Mount Juliet, TN 37122
                -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (615) 754-2265
                          ---------------------------
                          (Issuer's Telephone Number)

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

                             YES  X      NO
                                -----      -----

State the number of shares outstanding of each of the issuer's classes of
common equity as of the latest practicable date:   930,988.
                                                 ------------

Transitional Small Business Disclosure Format (check one).

                               YES         NO  X
                                  -----      -----

This filing contains  17  pages
                     ----
The Exhibit Index appears at sequential page number  16
                                                    ----

                         PART I - FINANCIAL INFORMATION





Item 1.       Financial Statements


The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

      Consolidated Balance Sheets - September 30, 1996 and December 31, 1995.

      Consolidated Statements of Earnings - For the three months and nine months ended September 30, 1996 and 1995.

      Consolidated Statements of Cash Flows - For the nine months ended September 30, 1996 and 1995.

                          FIRST FINANCIAL CORPORATION

                          Consolidated Balance Sheets

                    September 30, 1996 and December 31, 1995

                                  (Unaudited)

                                                                               September 30,          December 31,
                                                                                    1996                  1995
                                                                               --------------        -------------
                                                                                          (In Thousands)
            Assets
Loans                                                                            $121,110              100,982
   Less:      Allowance for loan losses                                             1,507                1,246
                                                                                 --------             --------
                     Net loans                                                    119,603               99,736
Securities available-for-sale, at market
   (amortized cost $40,967,000 and
   $43,345,000, respectively)                                                      40,477               43,663
Loans held for sale                                                                 1,530                1,812
Interest-bearing deposits in other banks                                              107                  203
Federal funds sold                                                                  4,025                1,365
                                                                                 --------             --------
              Total earning assets                                                165,742              146,779
Cash and due from banks                                                             5,510                4,268
Bank premises and equipment, net of
   accumulated depreciation                                                         4,729                4,471
Accrued interest receivable                                                         1,611                1,463
Other real estate                                                                       2                  305
Other assets                                                                        1,204                  469
                                                                                 --------             --------
                                                                                 $178,798              157,755
                                                                                 ========             ========

   Liabilities and Stockholders' Equity
Deposits                                                                         $163,119              142,922
Advances from Federal Home Loan Bank                                                1,085                1,331
Short-term borrowings                                                                 800                  996
Other liabilities                                                                   1,228                1,064
Long-term debt                                                                        392                  395
                                                                                 --------             --------
              Total liabilities                                                   166,624              146,708
                                                                                 --------             --------
Stockholders' equity:
   Preferred stock, no par value, authorized
      5,000,000 shares, no shares issued                                                -                    -
   Common stock, $2.50 par value; authorized
      5,000,000 shares and issued 1,068,914
      shares at September 30, 1996 and 530,364
      shares, par value $5.00 at December 31,
      1995                                                                          2,686                2,657
   Additional paid-in capital                                                       3,836                3,735
   Retained earnings                                                                7,213                5,715

   Unrealized gains (losses) on available-for-
      sale, net of applicable income taxes                                           (304)                 197
                                                                                 --------             --------
                                                                                   13,431               12,304
   Less cost of treasury stock of 137,926 shares
      at September 30, 1996 and 68,963 shares at
      December 31, 1995                                                           (1,257)               (1,257)
                                                                                 --------             --------

              Total stockholders' equity                                           12,174               11,047
                                                                                 --------             --------
                                                                                 $178,798              157,755
                                                                                 ========             ========





See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                      Consolidated Statements of Earnings
         Three Months and Nine Months Ended September 30, 1996 and 1995
                                  (Unaudited)

                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                         ----------------------------      ----------------------------
                                                           1996               1995            1996             1995
                                                           ----               ----            ----             ----
                                                                (Dollars In Thousands, Except Per Share Amounts)
Interest income:
 Interest and fees on loans                              $   3,068           2,603         $   8,756             7,077
 Interest on dividends on securities:
  Taxable securities                                           504             485             1,536             1,392
  Exempt from Federal income taxes                             109              90               318               266
 Interest on loans held for sale                                22              20                82                42
 Interest on federal funds sold                                 29              85                73               161
 Interest on interest-bearing deposits in other
  banks and other interest                                       2               3                 7                 8
                                                         ---------        --------         ---------         ---------
      Total interest income                                  3,734           3,286            10,772             8,946
                                                         ---------        --------         ---------         ---------

Interest expense:
 Interest on deposits                                        1,646           1,506             4,726             4,043
 Interest on short term borrowings                              16              22                53                68
 Interest on advances from Federal Home Loan
  Bank                                                          22             27                 68                84
 Interest on Federal funds purchased                             2            -                    7              -
 Interest on long-term debt                                      7              7                 21                21
                                                         ---------        --------         ---------         ---------
      Total interest expense                                 1,693          1,562              4,875             4,216
                                                         ---------        --------         ---------         ---------
      Net interest income                                    2,041          1,724              5,897             4,730
Provision for loan losses                                       90            137                250               294
                                                         ---------        --------         ---------         ---------
      Net interest income after provision for
       loan losses                                           1,951          1,587              5,647             4,436

Non-interest income:
 Service charges on deposit accounts                           218            197                 61               577
 Other fees and commissions                                     57             38                157                99
 Other income                                                  179            191                519               435
 Gain on sale of securities                                 -                 -                    7              -
                                                         ---------        --------         ---------         ---------
                                                               454            426              1,298             1,111
                                                         ---------        --------         ---------         ---------

Non-interest expenses:
 Salaries and employee benefits                                849            722              2,459             2,026
 Occupancy expenses, net                                        77             46                220               158
 Furniture and equipment expense                               114            128                347               349
 Other operating expenses                                      470            403              1,350             1,234
 Loss on sale of securities                                      2              1                  2                64
                                                         ---------        --------         ---------         ---------
                                                             1,512          1,300              4,378             3,831
                                                         ---------        --------         ---------         ---------

      Earnings before income taxes                             893            713              2,567             1,716
Income taxes                                                   308            242                883               572
                                                         ---------        --------         ---------         ---------

      Net earnings                                       $     585            471              1,684             1,144
                                                         =========        =======          =========         =========
Weighted average number of shares and common
 equivalents outstanding                                   945,551        929,172            941,500           929,466
                                                         =========        =======          =========         =========

Net earnings per common and common equivalent
 shares                                                  $     .62            .50               1.79              1.23
                                                         =========        =======          =========         =========

Dividends per share                                      $     .20           .175                .20              .175
                                                         =========        =======          =========         =========





See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                     Consolidated Statements of Cash Flows

                 Nine Months Ended September 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)



                                                                                         1996                 1995
                                                                                      ----------            ---------
                                                                                                  (In Thousands)
 Cash flows from operating activities:
   Interest received                                                                  $   10,635                8,558
   Fees and commissions received                                                             831                  698
   Interest paid                                                                          (4,765)              (3,867)
   Originations of loans held for sale                                                   (23,923)             (18,361)
   Proceeds from loan sales                                                               24,665               18,776
   Cash paid to suppliers and employees                                                   (4,174)              (3,529)
   Income taxes paid                                                                        (943)                (620)
                                                                                      ----------            ---------
               Net cash provided by operating activities                                   2,326                1,655
                                                                                      ----------            ---------

 Cash flows from investing activities:
   Loans made to customers, net of repayments                                            (20,048)             (17,978)
   Proceeds from sales of available-for-sale securities                                    8,713                3,530
   Proceeds from maturities of available-for-sale
     securities                                                                            3,685                  851
   Purchase of available-for-sale securities                                             (10,026)              (9,126)
   Purchase of held-to-maturity securities                                                  -                  (2,289)
   Proceeds from maturities of held-to-maturity
     securities                                                                             -                   1,556
   Decrease (increase) in interest-bearing deposits
     in financial institutions                                                                96                   (2)
   Purchase of premise and equipment                                                        (774)                (399)
   Proceeds from sales of other real estate                                                  239                   -
   Increase in other real estate                                                              (5)                  (9)
                                                                                      ----------            ---------
               Net cash used in investing activities                                     (18,120)             (23,866)
                                                                                      ----------            ---------

 Cash flows from financing activities:
   Net increase in time deposits                                                          12,711               14,572
   Net increase in non-interest bearing, savings
     and NOW deposit accounts                                                              7,486               11,386
   Purchase of treasury stock                                                               -                      (8)
   Payment of dividend                                                                       (67)                (162)
   Issuance of common stock                                                                   11                   -
   Repayment on note payable - line of credit                                               (196)                 (90)
   Repayment of long-term debt                                                                (3)                  (4)
   Repayment from advances from Federal
     Home Loan Bank                                                                         (246)                (232)
                                                                                      ----------            ---------
               Net cash provided by financing activities                                  19,696               25,462
                                                                                      ----------            ---------

 Net increase in cash and cash equivalents                                                 3,902                3,251

 Cash and cash equivalents at beginning of period                                          5,633                5,375
                                                                                      ----------            ---------

 Cash and cash equivalents at end of period.                                          $    9,535                8,626
                                                                                      ==========            =========





See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                Consolidated Statements of Cash Flows, Continued

                 Nine Months Ended September 30, 1996 and 1995

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)



                                                                                    1996                 1995
                                                                                  --------             -------
                                                                                          (In Thousands)
 Reconciliation of net earnings to net cash
   provided by operating activities:
     Net earnings                                                                 $  1,684               1,144
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
           Depreciation and amortization                                               254                 222
           Provision for loan losses                                                   250                 294
           Gain on sale of investment securities -
              available-for-sale                                                        (7)               -
           Loss on sale of investment securities -
              available-for-sale                                                         2                  64
           Loss on sale - other real estate                                                                  1
           Decrease in loans held for sale                                             282                   2
           Increase in interest receivable                                            (148)               (382)
           Increase in other assets, net                                              (155)                (54)
           Increase in other liabilities                                                54                  15
           Increase (decrease) in interest payable                                     110                 349
                                                                                  --------             -------
                      Total adjustments                                                642                 511
                                                                                  --------             -------

                      Net cash provided by operating
                        activities                                                $  2,326               1,655
                                                                                  ========             =======



Supplemental Schedule of Noncash Activities:

   Unrealized gain (loss) in value of securities
      available-for-sale, net of tax benefits of
      $186,000 and income taxes of $234,000 in
      1995.                                                                       $   (501)                384
                                                                                  ========             =======

   Dividends reinvestment plan:

      Common stock issued pursuant to
         dividend reinvestment plan                                                    119                -
                                                                                  ========             =======





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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, and the results of operations for the three months and nine months ended September 30, 1996 and 1995 and changes in cash flows for the nine months ended September 30, 1996 and 1995. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's Annual Report to stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                ------------------------------
                                                                                  1996                  1995
                                                                                ----------            --------
                                                                                         (In Thousands)
   Balance, January 1, 1996 and 1995,
     respectively                                                                    1,246                 932
   Add (deduct):
     Losses charged to allowance                                                       (64)                (67)
     Recoveries credited to allowance                                                   75                  27
     Provision for loan losses                                                         250                 294
                                                                                ----------            --------
   Balance, September 30, 1996 and 1995,
     respectively                                                               $    1,507               1,186
                                                                                ==========            ========

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

             The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. The Company has $7,697,000 of securities scheduled to mature or reprice in the next twelve months.

                          FIRST FINANCIAL CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             Continued

             A secondary source of liquidity is the Bank's loan portfolio. At September 30, 1996 commercial loans of approximately $26 million and other loans (mortgage and consumer) of approximately $54 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

             As for liabilities, certificates of deposit of $100,000 or greater of approximately $22 million will become due or subject to repricing during the next twelve months. The Bank's deposit base increased approximately $20.2 million during the nine months ended September 30, 1996.

             The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At September 30, 1996 the Company had $1,085,000 of these advances.

             As of September 30, 1996, the Bank's liability sensitivity was 16.7% excess of interest sensitive liabilities over earning assets divided by total assets at the one year threshold. Management estimates, based on its own internal dynamic interest rate risk model, that a sudden increase in consensus prime of 1% would result in a decrease in net interest income of 2.3%, or $195,000. Conversely a decrease in consensus prime of 1% would increase net interest income by 2.05% or $174,000.

             Management works diligently to maintain proper liquidity. It is anticipated that with present maturities, the projected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 23.6% at September 30, 1996 and 28.5% at December 31, 1995.

Capital Resources

             A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 6.81% at September 30, 1996 and 7.0% at December 31, 1995. Total assets increased 13.3% during the nine months ended September 30, 1996. Cash dividends of $.20 per outstanding share were declared July 1, 1996. Cash dividends paid during 1995 were $.35 per share ($.175 per share after giving effect to the 1996 stock split). Cash dividends will be paid or increased in the remainder of 1996 over 1995 only in the discretion of the Board of Directors to the extent profits increase.

             Effective June 6, 1996, the Company offered each shareholder the option to participate in a Dividend Reinvestment Plan. The plan offers eligible shareholders the opportunity to purchase additional shares of common stock, upon the Company's declaration of dividends. Effective July 15, 1996, 7,224 additional shares of common stock were issued pursuant to the Plan. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

             At the present time there are no material commitments for capital expenditures other than the planned branch described below.

                          FIRST FINANCIAL CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operations,
             Continued

Capital Resources, Continued

             The FDIC, which is the subsidiary's primary federal regulator, has specified guidelines for purposes of evaluating a bank's capital adequacy. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset or commitment.

             The following schedule details the Company's risk-based capital at September 30, 1996 (excluding the effect of the adoption of SFAS No. 115):

                                                                         In Thousands
                                                                     (except percentages)
             Tier I capital:
                Stockholders' equity                                   $    12,478

             Tier II capital:
                Allowable allowance for loan losses                          1,507
                                                                       -----------

                        Total capital                                  $    13,985
                                                                       ===========

             Risk-weighted assets                                      $   135,639
                                                                       ===========

             Risk-based capital ratios:
                Tier I capital ratio                                          9.20%
                                                                       ===========

                Tier II capital ratio                                        10.31%
                                                                       ===========

             The Company is required to maintain a Tier II capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At September 30, 1996, the Company and its subsidiary bank were in compliance with these requirements.

             In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets) of a minimum of 4%. The leverage ratio at September 30, 1996 was 7.04%.

             Management continues to implement its plan to maximize the leverage position of the Company consistent with safe and sound business practices and the current regulatory environment. Past decisions by management have committed the Company to a path of growth to achieve the strategic goals of maximum leverage. Management is cognizant of the pressures of this philosophy but believe various combinations of retained earnings, additional capital stock issues, preferred stock offerings, and other avenues will enable the Company to maintain a capital position consistent with sound banking principles and at the same time reward stockholders with significant earnings per share.

                          FIRST FINANCIAL CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             Continued

Capital Resources, Continued

             Effective January 1, 1992, the Company acquired 100% of the common stock of First Bank; and accordingly, became a one bank holding company. The Board of Directors and management recommended the holding company structure with a view to providing flexibility in the expansion of First Bank's present business and to assist the Bank in being more responsive to its customers' broadening and changing financial needs. In particular, the holding company structure is believed to provide greater flexibility in raising additional capital for First Bank. Greater flexibility in raising capital is necessary in order to insure that the growth of the Bank's capital will keep pace with its asset growth.

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

             In April, 1993, the stockholders approved a stock option plan whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At September 30, 1996, 79,400 shares had been granted at $10.00 per share (1,320 shares have been exercised at September 30, 1996); 2,000 shares had been granted at $12.00 per share (200 shares have been exercised at September 30, 1996), 4,000 shares were granted at $13.00 per share, 29,792 shares were granted at $15.00 per share (170 shares have been exercised at September 30, 1996). The options are granted at the estimated market price of the stock at the date the option was granted. At September 30, 1996 there were 113,502 shares granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At September 30, 1996 options to purchase 43,808 common shares were available for grant in future years. During the nine months ended September 30, 1996, the Company issued 962 shares of its common voting stock in connection with the exercise of stock options. The shares related to the stock option have been adjusted for the 2 for 1 stock split in 1996.

             At present, the net book value of premises and equipment is 38.8% of the Company's capital. The Company is in the process of completing the permanent branch facility in Smyrna, Tennessee. Management believes that this facility will help diversify the risk associated with being established in only one market while generating growth and profits for the Company. These premises are being leased for $3,388 per month. This lease will continue until the completion of the permanent branch, which is estimated to be December, 1996. Additionally, the Company leases another branch facility for $350 per month ($4,200 annually). At present the ratio of fixed assets to capital at the subsidiary bank level is 36.7%. Investment in fixed assets can have a detrimental impact on profits particularly in the short term.

                          FIRST FINANCIAL CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operation,
             Continued

Results of Operations

             Net earnings were $1,684,000 for the nine months ended September 30, 1996 as compared to $1,144,000 for the same period in 1995. Earnings per share increased from $1.23 in 1995 to $1.79 for the same period in 1996.

             As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, i.e., the excess of interest earned over interest paid. This is particularly true with the volatility in interest rates encountered in recent years.

             The Company's interest income, excluding tax equivalent adjustments, increased by $1,826,000 or 20.4% during the nine months ended September 30, 1996 and $2,594,000 or 40.8% for the same period in 1995. Interest income for the quarter ended September 30, 1996 increased $448,000 or 13.6% over the quarter ended September 30, 1995 and $146,000 or 4.1% over the second quarter of 1996. The increases were primarily attributable to higher volumes of earning assets offset by the declines in interest rates. The ratio of average earning assets to total average assets was 90.9% for the nine months ended September 30, 1996 and 93.1% for the year ended December 31, 1995.

             Interest expense increased by $659,000 for the nine months ended September 30, 1996 or 15.6% compared to an increase of $1,538,000 or 57.4% for the same period in 1995. Interest expense for the quarter ended September 30, 1996 increased $131,000 or 8.4% as compared to the quarter ended September 30, 1995 and increased $76,000 or 4.7% over the second quarter of 1996. The increases in 1996 and 1995 can be attributable largely to an increase in volume and an increase in weighted average interest rates, as well as increases in the outstanding balance on the line of credit, advances from the Federal Home Loan Bank and long-term debt.

             The foregoing contributed to an increase in net interest income of $1,167,000 or 24.7% during the first nine months of 1996 and $1,056,000 or 28.7% in the comparable period of 1995. Net interest income for the quarter ended September 30, 1996 increased $317,000 or 18.4% as compared to $447,000 or 35.0% for the comparable period of 1995.

                          FIRST FINANCIAL CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operations,
             Continued

Results of Operations, Continued

             Since assets are more sensitive to movements in rates this should favor the income statement. Should loan demand not increase, the competition, intent on increasing market share, could drive interest expenses up and the Company's net interest margin would then be expected to decline.

             The provision for loan losses was $250,000 for the first nine months of 1996 compared to $294,000 for the same period in 1995. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to repay. Management has in place a system for identifying and monitoring problems on a timely basis.

             The following schedule details selected information as to non-performing loans of the Company at September 30, 1996:

                                                                           Past Due
                                                                            90 Days               Non-Accrual
                                                                      -------------------      ----------------
                                                                                    (In Thousands)


                 Real estate loans                                     $              294             -
                 Installment loans                                                     35             -
                 Commercial                                                            56             -
                                                                       ------------------      ----------------
                                                                       $              385             -
                                                                       ==================      ================

                       Renegotiated loans                              $              380         -
                                                                       ==================      ================

             At September 30, 1996, loans which include the above, totaling $1,840,000 were included in the Company's internal classified loan list. Of these loans $977,000 are consumer and $863,000 are commercial loans. The collateral values securing these loans total approximately $3,003,000, ($1,422,000 related to consumer loans and $1,581,000 related to commercial loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

             There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 1996 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                          FIRST FINANCIAL CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operations,
             Continued

Results of Operations, Continued

             Non-interest income, excluding securities transactions, increased $180,000 or 16.2% during the nine months ended September 30, 1996 and decreased $385,000 or 25.7% for the same period in 1995. The increase for the quarter ended September 30, 1996 was $28,000 or 6.6% as compared to the comparable quarter in 1995 and an increase of $16,000 or 3.6% as compared to the quarter ended June 30, 1996. The primary increase in non-interest income consists of an increase in income generated from sales of mortgage loans. Mortgage loan income (included in other income) for the nine month period ended September 30, 1996, was $461,000 as compared to $414,000 for the period ending September 30, 1995. The increase of $47,000 or 11.3% has been caused by the increase in the refinancing of mortgage loans as compared to the same period in last year. The decrease in 1995 resulted from a reduction in mortgage loan activity. Other increases in 1996 and 1995 resulted from increased service charges on deposits, primarily for demand deposit and NOW accounts. These increases in service charges were the result of additional volume combined with modest price increases to offset a portion of the interest costs of NOW accounts and the increased costs of processing the demand deposit accounts. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

             There was a $7,000 security gain in the available-for-sale category for the nine months ended September 30, 1996.

             Non-interest expense, excluding securities transactions, increased $609,000 or 16.2% during the first nine months of 1996 and $401,000 or 11.9% during the same period in 1995. The increase for the quarter ended September 30, 1996 was $211,000 or 16.2% as compared to the comparable quarter in 1995 and an increase of $27,000 or 1.8% as compared to the quarter ended June 30, 1996. The increases in 1996 and 1995 were primarily attributable to increases in salaries and employee benefits which is due to increased number of employees and increases in annual compensation.

             There was a $2,000 security loss in the available-for-sale category for the nine months ended September 30, 1996. There were securities losses for the nine months ended September 30, 1995 totaling $64,000.

             Management is not aware of any known trends, events or uncertainties that will, or is reasonably likely to, have a material effect on the Company's liquidity, capital resources or operations of the Company. The Company is not aware of any current recommendations which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations other than as discussed in the capital resources section of this plan.

                          FIRST FINANCIAL CORPORATION

Item 2.      Management's Discussion and Analysis or Plan of Operations,
             Continued

Impact of Inflation

             The primary impact which inflation has on the results of the Company's operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market's expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on Federal funds sold, loans or investment, net interest income will vary. Inflation also impacts on non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings. If the inflation rate stays flat or increases slightly, management believes that the effect on profits will not be significant.

                           PART II. OTHER INFORMATION





Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at September 30, 1996 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-QSB for the period ending September 30, 1996.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES





             In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          FIRST FINANCIAL CORPORATION
                                        -------------------------------------
                                                   (Registrant)




DATE: November 8, 1996                  /s/ David Major
      ----------------                  -----------------------------
                                        David Major
                                        Chairman, President and Chief
                                        Executive Officer




DATE: November 8, 1996                  /s/ Sally Kimble
      ----------------                  ----------------------------------
                                        Sally Kimble
                                        Treasurer, Chief Financial Officer,
                                        and Chief Accounting Officer