Form 10KSB40
period 1996-12-31
FIRST FINANCIAL CORP / TN
filed 1997-03-27
CIK 878967

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996.] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD
         FROM              TO
             --------------  -------------

COMMISSION FILE NUMBER: 33-42622

                          FIRST FINANCIAL CORPORATION

                  (Name of Small Business Issuer in its charter)

           Tennessee                                          62-1474162
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)

      1691 North Mt. Juliet Road
        Mt. Juliet, Tennessee                                   37122
(Address of principal executive offices)                     (Zip Code)

        Issuer's telephone number:                         (615) 754-2265

         Securities registered pursuant to Section 12(b) of the Act:

          Title of each class:                         Name of each exchange on
                                                            which registered:

                  None                                           None

    Securities registered pursuant to Section 12(g) of the Exchange Act:

                                    NONE

                              (TITLE OF CLASS)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

     The issuer's revenues for the year ended December 31, 1996 were $16,368,000.

                (FACING SHEET CONTINUED ON NEXT SEQUENTIAL PAGE)


================================================================================

                            (FACING SHEET CONTINUED)

     The aggregate market value based upon the estimated market value of $20.00 per share based on the last known privately negotiated transaction in the shares (in that there exists no established trading market for registrant's shares and no bid or asked prices of such stock are available) of the Registrant's common voting stock held by nonaffiliates as of February 14, 1997 is approximately $13,786,300. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors and the executive officers of the Registrant are owned by "affiliates," a status that each of these persons individually disclaims. This is based on an estimated 689,315 shares held by non-affiliates at December 31, 1996 (outstanding shares of 930,988 less 241,673 shares attributed to the Directors and executive officers, not including shares subject to options exercisable within 60 days).

     The number of shares outstanding for each of the Registrant's classes of common stock, as of February 14, 1997: 930,988.

     DOCUMENTS INCORPORATED BY REFERENCE: None, except as set forth in the
Exhibit Index.

     Transitional Small Business Disclosure Format (check one). Yes   No X
                                                                   ---  ---

                             (END OF FACING SHEET)

                          FIRST FINANCIAL CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

PART I..........................................................................    1
          ITEM  1.  DESCRIPTION OF BUSINESS.....................................    1
          ITEM  2.  PROPERTIES..................................................   34
          ITEM  3.  LEGAL PROCEEDINGS...........................................   34
          ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   34

PART II.........................................................................   34
          ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....   34
          ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...   38
          ITEM  7.  FINANCIAL STATEMENTS........................................   48
          ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE...................................   48

PART III........................................................................   48
          ITEM  9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                     PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
                     ACT........................................................   48
          ITEM 10.  EXECUTIVE COMPENSATION......................................   50
          ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT.................................................   54
          ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   56
          ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K............................   57

          Signatures............................................................   58

          Supplemental Information..............................................   60

          Exhibit Index.........................................................   63

          Index To Financial Statements.........................................  F-1

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(A) BUSINESS DEVELOPMENT.

     First Financial Corporation (the "Company" or "Registrant") is a financial services corporation incorporated under the laws of the State of Tennessee in 1991 for the purpose of becoming a bank holding company by acquiring all issued and outstanding common stock of First Bank & Trust ("First Bank" or the "Bank"). The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act").

     The Company's principal business is the ownership of the Bank. During the past four years the Company and First Bank have focused on developing the financial services of the Bank in Wilson, Rutherford and Davidson Counties in Tennessee and in other areas (generally, in those counties reasonably close to Wilson County). Expansion continues in Wilson, Rutherford, and Davidson Counties, Tennessee. At December 31, 1996, the Company had total assets of $183,973,000 and First Bank had total deposits of $167,445,000. The Company reported net earnings of approximately $2,350,000 in 1996. Additional information concerning the general development of the Company's business during the past three years is set forth in Item 6, "Management's Discussion and Analysis or Plan of Operation," and in Item 7, "Financial Statements," in this Annual Report on Form 10-KSB ("Report").

     The principal executive offices of the Company and First Bank are located at 1691 North Mt. Juliet Road, Box 355, Mt. Juliet, Wilson County, Tennessee 37122, telephone (615) 754-2265.

     Please refer to "Business of the Company" below and to the consolidated financial statements for the year ended December 31, 1996 (the "Consolidated Financial Statements").

(B) BUSINESS OF THE COMPANY.

     The Company's principal business is the ownership of First Bank and all material operations of the Company are currently conducted through First Bank, its wholly owned subsidiary. The Company and the Bank concentrate on developing the financial service business of the Bank in Wilson, Davidson and Rutherford Counties in Tennessee and in other trade areas (generally, in those counties reasonably close to Wilson County). First Bank is a Tennessee banking corporation originally established in 1989. The Bank conducts a full-service commercial banking business centered principally in Wilson County, Tennessee, with one full-service banking office located in Smyrna, Rutherford County, Tennessee and two full-service banking offices located in Hermitage and Old Hickory, respectively, in Davidson County, Tennessee.

     The Company's principal source of income in 1996 was the earnings of First Bank. First Bank's earnings are primarily derived from interest income from loans and returns from its investment portfolio. The Company may in the future engage in various business activities permitted of bank holding companies, either directly, through newly formed subsidiaries, or through acquisitions. The Company intends to provide banking and financial services in Middle Tennessee, with a principal focus in the Wilson, Rutherford, and Davidson County trade areas, through the operations of First Bank.

     First Bank has its principal office in Mt. Juliet, Tennessee and additional banking offices in Hermitage, Lebanon, and Smyrna, Tennessee. The Bank provides banking and financial services throughout the Middle Tennessee markets of Wilson, Davidson, Rutherford and other contiguous counties. For retail customers, the Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. First Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, accounts receivable and floor plan loans, and real estate and real estate construction loans, as well as standard depository services. The Bank's principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types; and from fees earned on the origination and sale of mortgage loans. First Bank is a correspondent bank of Sun Trust Bank, N.A., Nashville,Tennessee, First American National Bank, Nashville, Tennessee, and Simmons First National Bank, Pine Bluff, Arkansas. First Bank has no active trust department. The Company and First Bank intend for the foreseeable future to concentrate their efforts in Middle Tennessee.

     The Company had at December 31, 1996 an annually renewable line of credit in an amount not to exceed $1.5 million with an unaffiliated commercial bank. The principal use of this line is the acquisition of shares of the Company's Common Stock with a view to fostering some liquidity in the shares. The line is secured by a pledge of all of the stock of First Bank, which is the Company's primary asset. The line is available to purchase and retire stock of the Company as it becomes available or to meet other cash needs of the Company. The line has been extended for one year periods from time to time and is currently scheduled to mature on or before November 30, 1997. At maturity, the line may be converted to a term note for a period not to exceed ten (10) years. At December 31, 1996 the interest rate was 7.75%. Beginning March 1, 1997, the Company has the option, prior to the beginning of the following month, to select either the prime rate of the lender or a fixed three month rate of 2.25% over the London Interbank Offered Rate. Under the loan terms, First Bank must maintain capital ratios equal to or greater than 7.0% through December 31, 1997. Thereafter the Bank must maintain ratios greater than or equal to those of a "well capitalized" bank as defined by the regulatory authorities. The outstanding balance at December 31, 1996 and 1995 was $800,000 and $996,000, respectively.

     In addition, the Company has certain long-term debt. The Company originally executed a 7.0% promissory note in the amount of $400,000 on October 26, 1994. At December 31, 1996, the outstanding principal balance of this debt was approximately $391,000. The promissory note is payable in monthly principal and interest installments of $2,661, with the remaining balance due October 26, 2004. This note is secured by a first mortgage deed of trust lien on land originally purchased for a future branch site. Construction of this branch was completed in 1996 and this branch is now open for business. Maturities for the years 1997 through 2001 are $5,000, $5,000, $5,000, $6,000 and $6,000, respectively, with the remaining balance of $364,000 due in later years.

     The Company also has available to it the ability to obtain certain advances from the Federal Home Loan Bank. At December 31, 1996, the Company had outstanding advances from that bank of approximately $993,000. The advances bear different interest rates, varying from 7.05% to 7.65%. These advances were collateralized at December 31, 1996, by first mortgage loans from First Bank's mortgage loan portfolio aggregating an estimated $1,489,000.

     Please refer also to the Consolidated Financial Statements.

     The Company and the Bank are subject to extensive supervision and regulation by federal banking agencies. Their respective operations are subject to a wide array of federal and state laws applicable to banking and to bank holding companies. Certain of the laws and regulations that affect these operations are outlined briefly below.

FINANCIAL SUMMARY OF THE COMPANY

     A financial summary of the Company and its consolidated Subsidiary is

DETAILED BELOW (AMOUNTS ARE ROUNDED):

                                                            DECEMBER 31
                              -----------------------------------------------------------------------
                                  1996           1995           1994           1993          1992
                              ------------   ------------   ------------   ------------   -----------
Total Assets................  $183,973,000   $157,755,000   $125,589,000   $108,520,000   $87,580,000
Deposits....................   167,445,000    142,922,000    113,038,000     98,617,000    78,547,000
Shareholders' Equity........    13,173,000     11,047,000      8,885,000      8,584,000     7,945,000

SUBSIDIARY

     First Bank is the Company's sole subsidiary (the "Subsidiary").

SERVICES AND TRANSACTIONS WITH SUBSIDIARY

     Intercompany transactions between the Company and its Subsidiary are subject to restrictions of existing banking laws (such as Sections 23A and 23B of the Federal Reserve Act) and accepted principles of fair dealing. The Company can provide the Bank with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, auditing, trust, and banking and corporate law. The Company may elect to charge a fee for these services from time to time. The responsibility for the management of the Bank, however, remains with its Board of Directors and with the officers elected by the Bank's Board.

SUPERVISION AND REGULATION

     The operations of any bank holding company and banking subsidiary are affected by various requirements and restrictions imposed by the laws of the United States and the State of Tennessee, including requirements to maintain reserves against deposits, limitations on the interest rates that may be charged on various types of loans, and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of bank holding companies and banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, and regulation of consumer lending practices. Congress and state legislatures periodically propose new legislation affecting the operations of bank holding companies and banks, so no assurance can be given that the statutes and regulations described below will remain in effect or that the Company and its Subsidiary will remain in compliance with applicable laws and regulations. The Company and the Bank are subject also to extensive regulation under state and federal statutes and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and it is qualified in its entirety by reference to such statutes and regulations.

BANK HOLDING COMPANY ACT

     As a registered bank holding company, the financial condition and operations of the Company as well as those of its subsidiary are subject to examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank Holding Company Act requires prior Federal Reserve Board approval for bank acquisitions and prohibits a bank holding company from engaging in any business other than banking or bank-related activities. Specifically, the Bank Holding Company Act requires that a bank holding company obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls.

     In addition, pursuant to the Bank Holding Company Act, a bank holding company may engage in nonbanking activities, or may acquire shares in a company engaged in nonbanking activities provided that the Federal Reserve Board has determined by regulation or order that the activity is so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Except in certain circumstances, the Bank Holding Company Act has historically prohibited a bank holding company from acquiring a bank outside the state where the bank holding company's banking business is principally conducted, unless the laws of the state where the bank is located specifically authorize such acquisitions by out-of-state bank holding companies. Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which is discussed below, removed most restrictions to the expansion of interstate banking. The Interstate Banking Act is likely to have far-reaching effects on the historical rules applicable to interstate banking and interstate branching.

FEDERAL RESERVE ACT

     The Federal Reserve Act imposes strict limitations on investments by subsidiary banks in the stock or other securities of their parent bank holding company or any of its other subsidiaries and on the taking of such stock or securities as collateral for loans to any borrowers. In addition, the Federal Reserve Act imposes strict limitations on extensions of credit and other transactions by and between subsidiary banks and their parent bank holding company or any of its other subsidiaries or corporate affiliates. As a subsidiary of the Company, First Bank is subject to limitations under Sections 23A and 23B of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with the Company. Further, any loans and extensions of credit from First Bank to the Company also would be subject to various loan-to-value collateral requirements. The Bank Holding Company Act and regulations of the Federal Reserve Board prohibit a bank holding company and its subsidiaries from engaging in certain (but not all) tie-in arrangements in connection with any extension of credit, lease, or sale of property or the furnishing of services.

     Capital Adequacy. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions operating in major international financial markets. The banking regulators have issued standards for banks that are similar to, but not identical with, the standards for bank holding companies. In general, the risk-related standards require financial institutions and financial institution holding companies to maintain certain capital levels based on "risk-adjusted" assets, so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance-sheet activities such as loan commitments. The Company and each of its subsidiary financial institutions exceed all applicable capital adequacy standards.

     Support of Subsidiary Banks. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its Subsidiary and to commit resources to support the Subsidiary in circumstances where it might not choose to do so absent such a policy. This support may be required at times when the Company may not find itself able to provide it. In addition, any capital loans by the Company to its Subsidiary would also be subordinate in right of payment to depositors and certain other indebtedness of such Subsidiary. Consistent with this policy regarding bank holding companies serving as a source of financial strength for their subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and over all financial condition.

FIRREA AND FDICIA.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a cross-guarantee provision which could result in insured depository institutions owned by the Company being assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other insured depository institution owned by the Company. Under FIRREA, failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") made extensive changes to the federal banking laws. FDICIA instituted certain changes to the supervisory process, including provisions that mandate certain regulatory agency actions against undercapitalized institutions within specified time limits. FDICIA contains various other provisions that may affect the operations of banks and savings institutions.

     The prompt corrective action provision of FDICIA requires the federal banking regulators to assign each insured institution to one of five capital categories ("well capitalized," "adequately capitalized" or one of three "undercapitalized" categories) and to take progressively more restrictive actions based on the capital categorization, as specified below. Under FDICIA, capital requirements would include a leverage limit, a risk-based capital requirement and any other measure of capital deemed appropriate by the federal banking regulators for measuring the capital adequacy of an insured depository institution. All institutions, regardless of their capital levels, are restricted from making any capital distribution or paying any management fees that would cause the institution to fail to satisfy the minimum levels for any relevant capital measure.

     The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it:(i) had a risk-based capital ratio of 10% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 6% or greater; (iii) had a ratio of Tier I capital to adjusted total assets of 5% or greater; and (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An association will be adequately capitalized if it was not "well capitalized" and: (i) had a risk-based capital ratio of 8% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and (iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL(S) rating system may be adequately capitalized if their ratios of core capital to adjusted total assets were 3% or greater). The Company's Subsidiary financial institution as of December 31, 1996 was categorized as "well capitalized".

     FDICIA made extensive changes in then-existing rules regarding audits, examinations and accounting. It generally requires annual on-site, full scope examinations by each bank's primary federal regulator. It also imposed new responsibilities on management, the independent audit committee and outside accountants to develop or approve reports regarding the effectiveness of internal controls, legal compliance and off-balance-sheet liabilities and assets.

     Depositor Preference Statute. Legislation enacted in August 1993 provides a preference for deposits and certain claims for administrative expenses and employee compensation against an insured depository institution in the liquidation or other resolution of such an institution by any receiver. Such obligations would be afforded priority over other general unsecured claims against such an institution, including federal funds and letters of credit, as well as any obligation to shareholders of such an institution in their capacity as such.

     FDIC Insurance Assessments. The subsidiary depository institutions of the Company are subject to FDIC deposit insurance assessments. The FDIC has adopted a risk-based premium schedule. Each financial institution is assigned to one of three capital groups--well capitalized, adequately capitalized or undercapitalized--and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors, and on the basis of other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The actual assessment rate applicable to a particular institution will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC. See "FIRREA and FDICIA."

     FIRREA, adopted in August 1989 to provide for the resolution of insolvent savings associations, required the FDIC to establish separate deposit insurance funds--the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. FIRREA also required the FDIC to set deposit insurance assessments at such levels as would cause BIF and SAIF to reach their "designated reserve ratios" of 1.25 percent of the deposits insured by them within a reasonable period of time. Due to low costs of resolving bank insolvencies in the last few years, BIF reached its designated reserve ratio in May 1995. As a result, effective January 1, 1996, the FDIC eliminated deposit insurance assessments (except for the minimum $2,000 payment required by law) for banks that are well capitalized and well managed and reduced the deposit insurance assessments for all other banks. As of January 1, 1996, the SAIF had not reached the designated reserve ratio. The Company has not acquired any SAIF-insured deposits during the years from 1989 to the present, and as of December 31, 1996, none of the Company's banking Subsidiary's deposits were insured by the SAIF.

     The Deposit Insurance Funds Act of 1996 (the "Funds Act"), enacted as part of the Omnibus Appropriations Bill on September 30, 1996, required the FDIC to take immediate steps to recapitalize the SAIF and to change the basis on which funds are raised to make the scheduled payments on the FICO bonds issued in 1987 to replenish the Federal Savings and Loan Insurance Corporation. The new legislation, combined with regulations issued by the FDIC immediately after enactment of the Funds Act, provided for a special assessment in the amount of
65.7 basis points per $100 of insured deposits on SAIF-insured deposits held by depository institutions on March 31, 1995 (the special assessment was required by the Funds Act to recapitalize the SAIF to the designated reserve ratio of
1.25 percent of the deposits insured by SAIF). Payments of this assessment were made in November 1996, but were accrued by financial institutions in the third calendar quarter of 1996.

     Institutions that have deposits insured by both the BIF and the SAIF ("Oakar Banks") were required to pay the special assessment on 80% of their "adjusted attributable deposit amounts"("AADA"). In addition, for purposes of future regular deposit insurance assessments, the AADA on which Oakar Banks pay assessments to SAIF was also reduced by 20%. Commencing January 1, 1997, BIF insured institutions are responsible for a portion of the annual carrying costs of the FICO bonds. Such institutions will be assessed at 80% of the rate applicable to SAIF-insured institutions until December 31, 1999. Effective January 1, 1997, the Funds Act also reduced ongoing SAIF deposit insurance assessment rates to a range from 6.4 cents to 23 cents (from previous rates of 23 cents to 31 cents) per $100 of insured deposits and increased ongoing BIF deposit insurance assessment rates to a range from zero to 1.3 cents per $100 of insured deposits. Additionally, pursuant to the Funds Act, if the reserves in the BIF at the end of any semiannual assessment period exceed 1.25% of insured deposits, the FDIC is required to refund the excess to the BIF-insured institutions.

     The Funds Act contemplates the merger of the SAIF and BIF by 1999, provided the consolidation/merger of federal bank and thrift charters under applicable law and regulation has been achieved by that time. Until such time, however, depository institutions will continue to be prohibited from shifting deposits from SAIF insurance coverage to BIF insurance coverage in an attempt to avoid the higher SAIF assessments. The FDIC is required to issue regulations to guard against the shifting of deposits from SAIF to BIF. A report to Congress regarding the merger of the SAIF and the BIF is required from the Treasury Department by March 31, 1997. As of December 31, 1996, none of the Company's banking Subsidiary's deposits were insured by the SAIF.

     Please refer to the section hereinbelow entitled "Restrictions on Dividends Paid by the Bank as a Company Subsidiary" and to Item 5(c) "Dividends" and to the Consolidated Financial Statements.

     Interstate Banking and Other Recent Legislation. In September 1994, legislation was enacted that is expected to have a significant effect in restructuring the banking industry in the United States. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") facilitates the interstate expansion and consolidation of banking organizations by permitting (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home states regardless of whether such acquisitions are authorized under the law of the host state,
(ii) interstate merger of banks after June 1, 1997, subject to the right of individual states to "opt in" or to "opt out" of this authority before that date, (iii) banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state, (iv) foreign banks to establish, with approval of the regulators in the United States, branches outside their home states to the same extent that national or state banks located in the home state would be authorized to do so, and (v) banks to receive deposits, renew time deposits, close loans, service loans and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in the same state or a different state. One effect of Riegle-Neal is to permit the Company to acquire banks located in any state and to permit bank holding companies located in any state to acquire banks and bank holding companies in Tennessee. Overall, Riegle-Neal is expected to have the effect of increasing competition and promoting geographic diversification in the banking industry.

     In addition, the Funds Act contains a variety of regulatory relief measures affecting banks and thrifts, including provisions modifying some of the more onerous requirements imposed under federal banking laws passed in the late 1980s and early 1990s. Among the measures are provisions reducing certain regulatory burdens imposed upon bank holding companies. For example, the Funds Act eliminates the requirement that a bank holding company file an application with the OTS to (i) acquire control of a thrift, or (ii) become a unitary savings and loan holding company as a result of such acquisition.

     The law requires each Federal banking agency to prescribe uniform regulations including guidelines ensuring that interstate branches operated by out-of-State banks are reasonably helping to meet the credit needs of communities where they operate. These agencies are required to conduct evaluations of overall Community Reinvestment Act performance of institutions with interstate branches. New procedural requirements are also required of the Federal banking agencies pertaining to agency preemption opinion letters and interpretive rules in connection with community reinvestment, consumer protection, fair lending and establishment of intrastate branches.

     Revival of Statute of Limitations. The Act permits the FDIC or Resolution Trust Corporation, in certain circumstances, acting as conservator or receiver of a failed depository institution to "revive" tort claims that had expired under a State statute of limitations within five years of the appointment of a receiver or conservator.

     The Funds Act also provides that a bank holding company owning or controlling a thrift will no longer be subject to the supervision and regulation of the OTS. The OTS will continue to regulate and supervise all thrifts acquired in such transactions.

     Riegle-Neal provided also for certain community investment and development programs. The "Community Development Financial Institutions Fund" portion of the legislation is supposed to promote economic revitalization and community development through investment in "Community Development Financial Institutions." Subtitle B, entitled "The Home Ownership and Equity Protection Act of 1994," has the stated purpose of increasing the protections afforded to individuals most at risk from abusive lending practices. This section applies particularly to high-interest mortgages secured by the borrowers' homes.

     In addition, Riegle-Neal contains provisions intended to enhance small business capital formation. In part, the law seeks to remove impediments in existing law to the securitization of small business loans and leases. The Small Business Loan Securitization and Secondary Market Enhancement Act of 1994 creates a secondary market framework for small business related securities, with the goal of stimulating the flow of funds to small businesses, thus creating new jobs and stimulating economic growth. The Small Business Capital Enhancement Act provides for the use of $50 million in Federal funds to encourage and expand certain defined Capital Access Programs administered by states and other localities.

     Finally, Riegle-Neal contained a number of initiatives to lessen the regulatory burden placed upon depository institutions, to improve consumer protection areas of advertizing, to deal further with money laundering and to improve the financial condition of the National Flood Insurance Program (the "NFIP"). This legislation is designed to improve compliance with the mandatory purchase requirements of the NFIP by lenders and secondary market purchasers, which is anticipated to increase participation nationally by individuals with mortgaged homes or businesses in special flood hazard areas.

     Various proposed new laws have been (and will likely be) introduced in the Tennessee General Assembly in response to the Interstate Banking Act.

TENNESSEE BANK AND BANK HOLDING COMPANY REGULATION

     Subject to certain exceptions and the ultimate impact of the Interstate Banking Act, a Tennessee bank holding company is prohibited under Tennessee law from acquiring a bank outside the four major metropolitan areas (Shelby, Davidson, Knox, and Hamilton Counties in which Memphis, Nashville, Knoxville, and Chattanooga are located, respectively), unless the bank has been in operation for at least five (5) years. A bank or bank holding company is prohibited from acquiring any bank in Tennessee if the bank or bank holding company (including all insured depository institutions which are affiliates of the bank or bank holding company), upon consummation of the acquisition, would control thirty percent (30%) or more of the total amount of the deposits of the insured depository institutions in Tennessee. Under Tennessee law, any Tennessee bank that has been in operation for at least five years may be acquired, under certain circumstances, by banks and bank holding companies from outside Tennessee. Acquisitions are subject to the approval of the Commissioner of the Tennessee Department of Financial Institutions (the "TDFI"), the FDIC, and the Federal Reserve Board based upon a variety of statutory and regulatory criteria. Branching is regulated generally by the TDFI and the FDIC pursuant to certain state and federal law requirements.

     A bank chartered under the laws of the State of Tennessee, such as First Bank, is subject to the applicable provisions of that the Tennessee Banking Act and to other matters of Tennessee law (such as, solely by way of example and not limitation, in respect of usury and branching). All national banks, all subsidiary banks of a bank holding company, and (as a practical matter) all banks chartered under Tennessee law must become and remain insured banks under the Federal Deposit Insurance Act ("FDIA"). As a state chartered bank, First Bank is not required to be a member of the Federal Reserve System and it is not a member. First Bank is subject to the provisions of FDIA and to supervision and regular examination by the FDIC. Such examinations, however, are for the protection of the bank insurance fund and, indirectly depositors, and are not for the protection of investors and shareholders. Certain provisions of Tennessee law may be preempted by the Interstate Banking Act and no prediction can be made as to its impact on Tennessee law or the Company's regulation thereunder.

     First Bank is limited in the amount of dividends that it may declare under federal law. Prior regulatory approval must be obtained before declaring any dividends if the amount of capital, and surplus is below certain statutory limits. Please refer to the Consolidated Financial Statements and to Item 5 of this Report, "Market for Registrant's Common Equity and Related Stockholder Matters," for additional information on dividends.

     From time to time the Federal Reserve Board asserts or seeks to assert its supervisory and regulatory control over banks (and their subsidiaries) where the banks are neither national banks nor members of the Federal Reserve System. An important result of this apparent extension of the Federal

Reserve Board's authority could be that these subsidiary banks would be unable to take advantage of the powers granted to state banks and their subsidiaries under state law. The Bank, as a Tennessee state-chartered bank that is not a member of the Federal Reserve System, could be affected by such limitations and regulatory control.

TENNESSEE BANK AND BANK HOLDING COMPANY REGULATION

     Subject to certain exceptions, a Tennessee bank holding company is prohibited under Tennessee law from acquiring a bank outside the four major metropolitan areas (Shelby, Davidson, Knox, and Hamilton Counties in which Memphis, Nashville, Knoxville, and Chattanooga are located, respectively), unless the bank has been incorporated more than five years. A bank holding company is prohibited from acquiring any Tennessee bank if it directly or indirectly controls as much as 30% of total deposits in Tennessee. Under Tennessee law, any Tennessee bank that has been in operation for five years may be acquired, under certain circumstances, by banks and bank holding companies from outside Tennessee. Acquisitions are subject to the approval of the Commissioner of the Tennessee Department of Financial Institutions (the "DOFI"), the FDIC, and the Federal Reserve Board based upon a variety of statutory and regulatory criteria. Branching is regulated generally by the DOFI and by the FDIC.

     A bank chartered under the banking laws of Tennessee is subject to the applicable provisions of Tennessee's laws. All Tennessee banks, and all subsidiary banks of a bank holding company, must become and remain insured banks under the FDIA. Tennessee banks are now required to maintain certain cash reserves. As a member of the FDIC, First Bank is subject to the provisions of FDIA and to supervision and regular examination by the FDIC and the DOFI. Such examinations, however, are for the protection of the bank insurance fund and, indirectly depositors, and are not for the protection of investors and shareholders.

     Certain provisions of Tennessee law may be preempted by the Interstate Banking Act and no prediction can be made as to its impact on Tennessee law or the Company's regulation thereunder.

BUSINESS COMBINATION ACT

     The Tennessee Business Combination Act (the "Business Combination Act") limits the ability of Tennessee corporations to engage in business combinations with "interested shareholders". The Business Combination Act may significantly impede, delay or prevent a purchaser's ability to acquire a significant equity interest in the Company. In general, the Business Combination Act prevents an "interested shareholder" (generally, a shareholder beneficially owning 10% or more of a corporation's outstanding voting stock) or an affiliate or associate thereof from engaging in a "business combination" (defined as a variety of transactions including a merger as described generally below) with a Tennessee corporation for a period of five years following the date on which the shareholder became an interested shareholder. The Company's Common Stock may become registered with the Securities and Exchange Commission pursuant to
Section 12(g) of the Securities Exchange Act of 1934. Hence, in the future, the Company may become subject to the provisions of the Business Combination Act. Constitutional questions may serve to limit the effect of the Business Combinations Act and, accordingly, the effect of the Business Combination Act on the Company and the Company's Common Stock (if any) is uncertain.

USURY PROVISIONS

     The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the state, and the legislature has adopted statutes to accomplish this purpose. The general interest rate statutes currently in effect establish a maximum "formula rate" of interest at 4% above the average prime loan rate (or the average short-term business average rate, however denominated) for the most recent week for which such average rate has been published by the Federal Reserve Board, or 24% per annum, whichever is lower. In the event that the Federal Reserve Board fails to publish the average rate for four consecutive weeks or the maximum effective rate should be adjudicated or become inapplicable for any reason whatsoever, the maximum effective rate is deemed to be 24% per annum until the Tennessee General Assembly otherwise provides. As of February 14, 1997, the maximum "formula rate" of interest was approximately 12.25%. Specific usury laws may apply also to particular classes of lenders (e.g., credit unions and savings and loan associations) and transactions (e.g., bank installment loans and home mortgages). The maximum possible nominal rate of interest under these laws generally cannot exceed (and may be less than) 24% per annum.

     The relative importance of the usury laws to the financial operations of the Company and its subsidiary varies from time to time, depending on a number of factors, including conditions in the money markets, the cost and the availability of funds, and prevailing interest rates. The management of the Company is unable to state whether existing usury laws have had or will have a material adverse effect on its businesses or earnings.

RESTRICTIONS ON DIVIDENDS PAID BY THE BANK AS A COMPANY SUBSIDIARY

     The Company has derived and expects to continue to derive most of its funds for operations and substantially all funds available for the payment of dividends from First Bank. Both federal and state laws impose restrictions on the ability of banks to pay dividends. State law restricts the ability of corporations to pay dividends, as is more fully discussed in Item 5 of this Report. The Company and First Bank, its wholly-owned bank subsidiary, are subject to regulatory capital requirements administered by the FDIC, the Federal Reserve Board and the DOFI. Failure to meet capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that could, in that event, have a direct material effect on the institution's financial statements. The relevant regulations require First Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Company and First Bank. Those qualitative judgments could also affect the Company's and First Bank's capital status and the amounts of dividends the subsidiary bank may distribute. At December 31, 1996, management believes that the Company and the Bank meet all such capital requirements to which they are, respectively, subject. Please refer to the Consolidated Financial Statements for additional information.

COMPETITION

     The banking business in the areas served by the Company and First Bank is highly competitive. Many of the Company's competitors are more established and have greater financial and other resources than the Company. Competition exists with other area state and national banks for deposits, loans, and, with larger banks located in some of the principal cities within Tennessee, for commercial loans. First Bank also competes for funds with savings and loan associations, credit unions, certain government agencies and in the open money market. Competition also exists for loans from other financial institutions, such as savings and loan associations, insurance companies, small loan companies, credit unions, and certain governmental agencies. The deregulation of depository institutions, as well as the increased ability of nonbanking financial institutions to provide services previously reserved for commercial banks, has intensified competition. Because nonbanking financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, in many instances they may operate with greater flexibility because they may not be subject to the same types of regulatory applications and processes as are the Company and First Bank.

     The principal geographic area of the Company and First Bank's operations encompasses Mt. Juliet, Hermitage, Lebanon, Old Hickory, Smryna and surrounding areas of Tennessee, principally in Wilson, Davidson, and Rutherford Counties and in other counties contiguous to Wilson County. In this area, at least twelve commercial banks and two credit unions have more than thirty separate offices as of February 14, 1997. The Company competes with some of the largest bank holding companies in Tennessee, which have or control banks or branches in the area, including First American National Bank, NationsBank, SunTrust Bank, N.A., First Tennessee Bank, N.A., Union Planters National Bank, Wilson Bank and Trust, and Liberty State Bank. Old Hickory Credit Union is also a large, established competitor.

     To compete with major financial institutions in its service area, the Company and First Bank rely, in part, on specialized services, local promotional activity, and personal contacts with customers by its officers, directors, and employees. For customers whose loan demands exceed First Bank's lending limit, First Bank seeks to arrange for loans on a participation basis with correspondent banks. First Bank also assists customers requiring services not offered by First Bank in obtaining those services from its correspondent banks.

EMPLOYEES

     The Company and First Bank have 90 full-time employees and 20 part-time employees at February 14, 1997. None of these employees is covered by a collective-bargaining agreement. Group life, health, and disability insurance are maintained for or made available to employees by First Bank, as is a 401(k) profit-sharing plan adopted by First Bank. The Company believes its relations with its employees are satisfactory.

ENVIRONMENTAL MATTERS

     The Company is subject to various federal, state and local statutes and ordinances regulating the discharge of materials into the environment. The Company does not believe that it will be required to expend any material amounts in order to comply with these laws and regulations by virtue of its and First Bank's activities. However, such laws may from time to time affect the Company and First Bank in the context of lending activities to borrowers who may themselves engage in activities or encounter circumstances in which the environmental laws, rules, and regulations are implicated.

RESEARCH

     The Company makes no material expenditures for research and development.

DEPENDENCE UPON A SINGLE CUSTOMER

     The Bank's principal customers are generally located in the Middle Tennessee area with a concentration in Wilson County, Tennessee. Neither the Company nor First Bank is dependent upon a single customer or a very few customers.

LINE OF BUSINESS

     The Company operates under the Bank Holding Company Act of 1956 in the area of finance. The Company derived 100% of its consolidated total operating income from the commercial banking business in 1996.

              STATISTICAL INFORMATION AND SELECTED FINANCIAL DATA

     The following section presents certain statistical data concerning the Company, and certain selected financial data, that should be read in conjunction with the portion of this Report known as the "Management's Discussion and Analysis or Plan of Operation" and with information contained in the Consolidated Financial Statements.

                 Remainder of Page left blank intentionally.

SELECTED FINANCIAL DATA (UNAUDITED)

     The following schedule presents the results of operations, cash dividends declared, total assets, stockholders' equity and per share information for the Company for each of the five years ended December 31, 1996.

                                                                IN THOUSANDS, EXCEPT PER SHARE INFORMATION
                                                  ---------------------------------------------------------------------
                                                                         YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------
                                                        1996             1995         1994         1993         1992
                                                  -----------------   ----------   ----------   ----------   ----------
Interest income.................................      $ 14,629          12,381        8,846        7,309        6,796
Interest expense................................         6,656           5,793        3,790        2,822        2,761
                                                      --------         -------      -------      -------       ------
  Net interest income...........................         7,973           6,588        5,056        4,487        4,035
Provision for possible loan losses..............          (310)           (356)        (325)        (311)        (502)
                                                      --------         -------      -------      -------       ------
Net interest income after provision for possible
  loan losses...................................         7,663           6,232        4,731        4,176        3,533
Non-interest income.............................         1,739           1,538        1,889        1,600        1,154
Non-interest expense............................        (5,855)         (5,149)      (4,588)      (4,060)      (3,147)
                                                      --------         -------      -------      -------       ------
  Earnings before income taxes..................         3,547           2,621        2,032        1,716        1,540
Income taxes....................................         1,197             880          702*         599          552
                                                      --------         -------      -------      -------       ------
  Net earnings..................................      $  2,350           1,741        1,330        1,117          988
                                                      ========         =======      =======      =======       ======
Cash dividends declared.........................      $    186             161          159          147          132
                                                      ========         =======      =======      =======       ======
Total assets end of year........................      $183,973         157,755      125,589      108,520       87,580
                                                      ========         =======      =======      =======       ======
Stockholders' equity end of year................      $ 13,173          11,047        8,885        8,584        7,945
                                                      ========         =======      =======      =======       ======
Per share information:
  Earnings per share**..........................      $   2.49            1.87         1.43         1.13         0.95
                                                      ========         =======      =======      =======       ======
  Dividends per share**.........................      $   0.20           0.175        0.175         0.15        0.125
                                                      ========         =======      =======      =======       ======
  Book value per share end of year**............      $  14.15           11.97         9.63         8.84         7.89
                                                      ========         =======      =======      =======       ======

 * Includes cumulative effect adjustment of $8,000 related to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"

** On April 18, 1996, the stockholders approved a two-for-one stock split. All data with respect to earnings per share has been adjusted to reflect this transaction.

                          FIRST FINANCIAL CORPORATION

                                  FORM 10-KSB

                               DECEMBER 31, 1996

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY:

  Interest Rate and Interest Differential

     The Schedule which follows indicates the average balances for each major balance sheet item, an analysis of net interest income and the change in interest income and interest expense attributable to changes in volume and changes in rates.

     The difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities is net interest income, which is the Company's gross margin. Analysis of net interest income is more meaningful when income from tax-exempt earning assets is adjusted to a tax equivalent basis. Accordingly, the following schedule includes a tax-equivalent adjustment of tax-exempt earning assets, assuming a weighted average Federal income tax rate of 34%.

     In this schedule "change due to volume" is the change in volume multiplied by the interest rate for the prior year. "Change due to rate" is the change in interest rate multiplied by the volume for the current year. Changes in interest income and expense not due solely to volume or rate changes are included in the "change due to rate" category.

     Non-accrual loans have been included in their respective loan categories. Loan fees of $716,000, $466,000 and $279,000 for 1996, 1995 and 1994,
respectively, are included in loan income and represent an adjustment of the yield on these loans.

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

                                                    IN THOUSANDS, EXCEPT INTEREST RATES
                                        ------------------------------------------------------------
                                                    1996                            1995                  1996/1995 CHANGE
                                        -----------------------------   ----------------------------   -----------------------
                                        AVERAGE    INTEREST   INCOME/   AVERAGE   INTEREST   INCOME/   DUE TO   DUE TO
                                        BALANCE      RATE     EXPENSE   BALANCE     RATE     EXPENSE   VOLUME    RATE    TOTAL
                                        --------   --------   -------   -------   --------   -------   ------   ------   -----
Taxable loans.........................  $114,519    10.35%    11,858    90,531     10.77%     9,749    2,583     (474)   2,109
                                        --------    -----     ------   -------     -----     ------                      -----
Tax exempt loans......................       571     6.13         35       616      6.17         38       (3)      --       (3)
Taxable equivalent adjustment.........        --       --         19        --        --         20       (1)      --       (1)
                                        --------    -----     ------   -------     -----     ------                      -----
  Total tax-exempt loans..............       571     9.46         54       616      9.42         58       (4)      --       (4)
                                        --------    -----     ------   -------     -----     ------                      -----
  Total loans.........................   115,090    10.35     11,912    91,147     10.76      9,807    2,576     (471)   2,105
                                                                                                                         -----
Less allowance for possible loan
  losses..............................    (1,409)      --         --    (1,083)       --         --                         --
                                        --------    -----     ------   -------     -----     ------                      -----
  Net loans...........................   113,681    10.48     11,912    90,064     10.89      9,807    2,572     (467)   2,105
                                        --------    -----     ------   -------     -----     ------                      -----
Investment securities -- taxable......    31,791     6.40      2,036    30,078      6.44      1,938      110      (12)      98
                                                                                                                         -----
Investment securities -- tax exempt...     8,920     4.89        436     7,301      4.93        360       80       (4)      76
Taxable equivalent adjustment.........        --       --        225        --        --        185       --       --       40
                                        --------    -----     ------   -------     -----     ------                      -----
  Total tax-exempt investment
    securities........................     8,920     7.41        661     7,301      7.46        545      121       (5)     116
                                        --------    -----     ------   -------     -----     ------                      -----
  Total investment securities.........    40,711     6.62      2,697    37,379      6.64      2,483      221       (7)     214
                                        --------    -----     ------   -------     -----     ------                      -----
Loans held for sale...................     1,733        7        119     1,518      4.94         75       11       33       44
Federal funds sold....................     3,119     4.39        137     4,032      5.18        209      (47)     (25)     (72)
Interest-bearing deposits in financial
  institutions........................        95     8.42          8       180      6.67         12       (6)       2       (4)
                                        --------    -----     ------   -------     -----     ------                      -----
  Total earning assets, net of
    allowance for possible loan
    losses............................   159,339     9.33     14,873   133,173      9.45     12,586    2,473     (186)   2,287
                                        --------    -----     ------   -------     -----     ------                      -----
Cash and due from banks...............     4,369                         3,501
Other assets..........................     7,186                         6,364
                                        --------                       -------
  Total assets........................  $170,894                       143,038
                                        ========                       =======

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

                                                    IN THOUSANDS, EXCEPT INTEREST RATES
                                        ------------------------------------------------------------
                                                    1996                            1995                  1996/1995 CHANGE
                                        -----------------------------   ----------------------------   -----------------------
                                        AVERAGE    INTEREST   INCOME/   AVERAGE   INTEREST   INCOME/   DUE TO   DUE TO
                                        BALANCE      RATE     EXPENSE   BALANCE     RATE     EXPENSE   VOLUME    RATE    TOTAL
                                        --------   --------   -------   -------   --------   -------   ------   ------   -----
Deposits:
  Negotiable order of withdrawal......  $ 16,046     2.50%       401    12,841      2.66%       341       85      (25)     60
  Money market demand accounts........    19,680     4.04        795    13,898      4.01        558      232        5     237
  Savings accounts....................     8,121     2.76        224     7,995      2.64        211        3       10      13
  Individual retirement savings
    accounts..........................     1,737     4.61         80     1,789      4.58         82       (2)      --      (2)
  Certificates of deposit, $100,000
    and over..........................    24,766     5.70      1,412    21,461      6.05      1,299      200      (87)    113
  Certificates of deposit under
    $100,000..........................    64,109     5.54      3,553    53,628      5.74      3,077      602     (126)    476
  Other borrowings....................     2,580     7.40        191     2,940      7.65        225      (27)      (7)    (34)
                                        --------     ----      -----   -------      ----      -----                       ---
    Total interest-bearing
      liabilities.....................   137,039     4.86      6,656   114,552      5.06      5,793    1,138     (275)    863
                                                                                                                          ---
Demand................................    20,861       --         --    17,908        --         --                        --
                                        --------     ----      -----   -------      ----      -----                       ---
    Total liabilities.................   157,900     4.22      6,656   132,460      4.37      5,793    1,112     (249)    863
                                        --------     ----      -----   -------      ----      -----                       ---
Other liabilities.....................     1,260                           909
Stockholder's equity..................    11,734                         9,669
                                        --------                       -------
    Total liabilities and
      stockholders' equity............  $170,894                       143,038
                                        ========                       =======
Net interest income...................                         8,217                          6,793
                                                               =====                          =====
Net yield on earning assets...........               5.16                           5.10
                                                     ====                           ====
Net interest spread...................               5.11                           5.08
                                                     ====                           ====

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

                                                    IN THOUSANDS, EXCEPT INTEREST RATES
                                        ------------------------------------------------------------
                                                    1995                            1994                  1995/1994 CHANGE
                                        -----------------------------   ----------------------------   -----------------------
                                        AVERAGE    INTEREST   INCOME/   AVERAGE   INTEREST   INCOME/   DUE TO   DUE TO
                                        BALANCE      RATE     EXPENSE   BALANCE     RATE     EXPENSE   VOLUME    RATE    TOTAL
                                        --------   --------   -------   -------   --------   -------   ------   ------   -----
Taxable loans.........................  $ 90,531    10.77%     9,749     71,690     9.47%     6,792    1,784    1,173    2,957
Tax exempt loans......................       616     6.17         38        576     5.73         33        2        3        5
Taxable equivalent adjustment.........        --       20         --         --       17          1        2        3
                                        --------    -----     ------    -------     ----      -----                      -----
  Total tax-exempt loans..............       616     9.42         58        576     8.68         50        3        5        8
                                        --------    -----     ------    -------     ----      -----                      -----
  Total loans.........................    91,147    10.76      9,807     72,266     9.47      6,842    1,788    1,177    2,965
                                                                                                                         -----
Less allowance for possible loan
  losses..............................    (1,083)      --         --       (877)      --         --                         --
                                        --------    -----     ------    -------     ----      -----                      -----
  Net loans...........................    90,064    10.89      9,807     71,389     9.58      6,842    1,789    1,176    2,965
                                        --------    -----     ------    -------     ----      -----                      -----
Securities -- taxable.................    30,078     6.44      1,938     27,003     5.77      1,559      177      202      379
                                                                                                                         -----
Securities -- tax-exempt..............     7,301     4.93        360      5,114     4.60        235      101       24      125
Taxable equivalent adjustment.........        --       --        185         --       --        121       51       13       64
                                        --------    -----     ------    -------     ----      -----                      -----
  Total tax-exempt investment
    securities........................     7,301     7.46        545      5,114     6.96        356      152       37      189
                                        --------    -----     ------    -------     ----      -----                      -----
  Total securities....................    37,379     6.64      2,483     32,117     5.96      1,915      314      254      568
                                        --------    -----     ------    -------     ----      -----                      -----
Loans held for sale...................     1,518     4.94         75      2,211     4.66        103      (32)       4      (28)
Federal funds sold....................     4,032     5.18        209      2,569     4.24        109       62       38      100
Interest-bearing deposits in financial
  institutions........................       180     6.67         12        221     6.79         15       (3)      --       (3)
                                        --------    -----     ------    -------     ----      -----                      -----
  Total earning assets, net of
    allowance for possible loan
    losses............................   133,173     9.45     12,586    108,507     8.28      8,984    2,042    1,560    3,602
                                        --------    -----     ------    -------     ----      -----                      -----
Cash and due from banks...............     3,501                          2,870
Other assets..........................     6,364                          5,238
                                        --------                        -------
  Total assets........................  $143,038                        116,615
                                        ========                        =======

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

                                                    IN THOUSANDS, EXCEPT INTEREST RATES
                                        ------------------------------------------------------------
                                                    1995                            1994                  1995/1994 CHANGE
                                        -----------------------------   ----------------------------   -----------------------
                                        AVERAGE    INTEREST   INCOME/   AVERAGE   INTEREST   INCOME/   DUE TO   DUE TO
                                        BALANCE      RATE     EXPENSE   BALANCE     RATE     EXPENSE   VOLUME    RATE    TOTAL
                                        --------   --------   -------   -------   --------   -------   ------   ------   -----
Deposits:
  Negotiable order of withdrawal......  $ 12,841     2.66%       341     9,593      2.35%       225       76       40      116
  Money market demand accounts........    13,898     4.01        558    12,008      2.74        329       52      177      229
  Savings accounts....................     7,995     2.64        211     5,853      2.44        143       52       16       68
  Individual retirement savings
    accounts..........................     1,789     4.58         82     1,936      3.82         74       (6)      14        8
  Certificates of deposit, $100,000
    and over..........................    21,461     6.05      1,299    19,336      4.89        946      104      249      353
  Certificates of deposit under
    $100,000..........................    53,628     5.74      3,077    40,972      4.72      1,935      597      545    1,142
  Other borrowings....................     2,940     7.65        225     1,798      7.68        138       88       (1)      87
                                        --------    -----     ------   -------     -----     ------                      -----
    Total interest-bearing
      liabilities.....................   114,552     5.06      5,793    91,496      4.14      3,790      955    1,048    2,003
Demand................................    17,908       --         --    15,795        --         --                         --
                                        --------    -----     ------   -------     -----     ------                      -----
    Total liabilities.................   132,460     4.37      5,793   107,291      3.53      3,790      888    1,115    2,003
                                        --------    -----     ------   -------     -----     ------                      -----
Other liabilities.....................       909                           612
Stockholder's equity..................     9,669                         8,712
                                        --------                       -------
    Total liabilities and
      stockholders' equity............   143,038                       116,615
                                        ========                       =======
Net interest income...................                         6,793                          5,194
                                                              ======                         ======
Net yield on earning assets...........               5.10                           4.79
                                                    =====                          =====
Net interest spread...................               5.08                           4.75
                                                    =====                          =====

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996


II. INVESTMENT PORTFOLIO

     A. Securities at December 31, 1996 are as follows:

                                                                  SECURITIES AVAILABLE-FOR-SALE
                                                         -----------------------------------------------
                                                                       GROSS        GROSS      ESTIMATED
                                                         AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                           COST        GAINS        LOSSES       VALUE
                                                         ---------   ----------   ----------   ---------
                                                                                IN THOUSANDS
U.S. Government obligations............................   $ 6,195        24           14         6,205
Securities of U.S. government agencies and
  corporations.........................................     9,932        54           56         9,930
Obligations of state and political subdivisions........    10,562       135           77        10,620
Collateralized mortgage obligations....................     3,601        --           59         3,542
Federal Home Loan Bank Stock...........................       498        --           --           498
Mortgage-backed securities.............................    11,639       105           66        11,678
                                                          -------       ---          ---        ------
                                                          $42,427       318          272        42,473
                                                          =======       ===          ===        ======

     Securities at December 31, 1995 are as follows:

                                                                  SECURITIES AVAILABLE-FOR-SALE
                                                         -----------------------------------------------
                                                                       GROSS        GROSS      ESTIMATED
                                                         AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                           COST        GAINS        LOSSES       VALUE
                                                         ---------   ----------   ----------   ---------
                                                                                IN THOUSANDS
U.S. Government obligations............................   $ 5,981        58           18         6,021
Securities of U.S. government agencies and
  corporations.........................................     8,847        46           30         8,863
Obligations of state and political subdivisions........     7,936       270           19         8,187
Corporate and other securities.........................       499        --            5           494
Mortgage-backed securities.............................    12,435       149           75        12,509
Collateralized mortgage obligations....................     7,229        56          114         7,171
Federal Home Loan Bank Stock...........................       418        --           --           418
                                                          -------       ---          ---        ------
                                                          $43,345       579          261        43,663
                                                          =======       ===          ===        ======

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

II. INVESTMENT PORTFOLIO, CONTINUED:

     B. The following schedule details the maturities and weighted average yields of securities of the Company at December 31, 1996.

                                                                          ESTIMATED   WEIGHTED
                                                              AMORTIZED    MARKET     AVERAGE
SECURITIES AVAILABLE-FOR-SALE                                   COST        VALUE      YIELDS
-----------------------------                                 ---------   ---------   --------
                                                                        IN THOUSANDS
Securities of U.S. Government obligations:
  Less than one year........................................   $   253        251       4.8%
  One to five years.........................................     5,942      5,954       5.8
  Five to ten years.........................................        --         --        --
  More than ten years.......................................        --         --        --
                                                               -------     ------     -----
     Total securities of U.S. Government obligations........     6,195      6,205       5.8
                                                               -------     ------     -----
Securities of U.S. Government agencies and corporations:
  Less than one year........................................       481        477       5.0
  One to five years.........................................     3,196      3,185       6.0
  Five to ten years.........................................     2,625      2,631       6.9
  More than ten years.......................................     3,630      3,637       6.7
                                                               -------     ------     -----
     Total securities of U.S. Government agencies and
       corporations.........................................     9,932      9,930       6.4
                                                               -------     ------     -----
Obligations of states and political subdivisions*:
  Less than one year........................................       380        380       5.8
  One to five years.........................................     4,603      4,592       6.7
  Five to ten years.........................................     2,441      2,433       7.1
  More than ten years.......................................     3,138      3,215       7.9
                                                               -------     ------     -----
  Total obligations of states and political subdivisions....    10,562     10,620       7.2
                                                               -------     ------     -----
Corporate and other:
  Deposit notes and corporate bonds.........................       498        498       7.0
                                                               -------     ------     -----
  Mortgage-backed securities................................    11,639     11,678       6.9
                                                               -------     ------     -----
  Collateralized mortgage obligations.......................     3,601      3,542       5.6
                                                               -------     ------     -----
     Total available-for-sale securities....................   $42,427     42,473       6.6
                                                               =======     ======     =====

*Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

III. LOAN PORTFOLIO:

     A. Loan Types

     The following schedule details the types of loans of the Company at December 31, 1996 and 1995.

                                                                 IN THOUSANDS
                                                              ----------------------
                                                                1996          1995
                                                              --------       -------
Commercial, financial and agricultural......................  $ 36,311        30,859
Real estate -- construction.................................    11,724         8,412
Real estate -- mortgage.....................................    65,204        51,180
Consumer....................................................    12,190        11,788
                                                              --------       -------
  Gross loans...............................................   125,429       102,239
Less unearned interest......................................    (1,117)       (1,257)
                                                              --------       -------
  Total loans, net of unearned interest.....................   124,312       100,982
Less allowance for possible loan losses.....................    (1,541)       (1,246)
                                                              --------       -------
  Net loans.................................................  $122,771        99,736
                                                              ========       =======

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996


III. LOAN PORTFOLIO, CONTINUED:

     B. MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 1996.

                                                                           IN THOUSANDS
                                                             ----------------------------------------
                                                                         1 YEAR TO
                                                             LESS THAN   LESS THAN   AFTER 5
                                                              1 YEAR*     5 YEARS     YEARS    TOTAL
                                                             ---------   ---------   -------   ------
Maturity Distribution:
  Commercial, financial and agricultural...................   $27,387      8,924        --     36,311
  Real estate -- construction..............................    10,863        861        --     11,724
                                                              -------      -----       ---     ------
                                                              $38,250      9,785        --     48,035
                                                              =======      =====       ===     ======
Interest-Rate Sensitivity:
  Fixed interest rates.....................................   $26,943      9,785        --     36,728
  Floating or adjustable interest rates....................    11,307         --        --     11,307
                                                              -------      -----       ---     ------
     Total commercial, financial and agricultural loans and
       real estate -- construction loans...................   $38,250      9,785        --     48,035
                                                              =======      =====       ===     ======

*Includes demand loans, bankers acceptances, commercial paper and deposit notes.

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

III. LOAN PORTFOLIO, CONTINUED:

     C. RISK ELEMENTS

     The following schedule details selected information as to non-performing loans of the Company at December 31, 1996 and 1995.

                                                                 IN THOUSANDS
                                                              ---------------------
                                                                1996         1995
                                                              --------      -------
Non-accrual loans:
  Commercial, financial and agricultural....................  $     --           --
  Real estate -- construction...............................        --           --
  Real estate -- mortgage...................................        88           --
  Consumer..................................................        --           --
  Lease financing receivable................................        --           --
                                                              --------      -------
  Total non-accrual.........................................  $     88           --
                                                              ========      =======
Loans 90 days past due:
  Commercial, financial and agricultural....................  $    139           13
  Real estate -- construction...............................        --           --
  Real estate -- mortgage...................................        74           48
  Consumer..................................................        14           18
  Lease financing receivable................................        --           --
                                                              --------      -------
  Total loans 90 days past due..............................  $    227           79
                                                              ========      =======
Renegotiated loans:
  Commercial, financial and agricultural....................  $     92          303
  Real estate -- construction...............................        --           --
  Real estate -- mortgage...................................       231          269
  Consumer..................................................        --           15
  Lease financing receivable................................        --           --
                                                              --------      -------
  Total renegotiated loans..................................  $    323          587
                                                              ========      =======
Loans current -- considered uncollectible...................  $     --           --
                                                              ========      =======
  Total non-performing loans................................  $    638          666
                                                              ========      =======
  Total loans, net of unearned interest.....................  $124,312      100,982
                                                              ========      =======
Percent of total loans outstanding, net of unearned
  interest..................................................  $    .51%         .66%
                                                              ========      =======
Other real estate...........................................  $      2          305
                                                              ========      =======

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

III. Loan Portfolio, Continued:

     C. Risk Elements, Continued

        The accrual of interest income is discontinued, and previously accrued interest is reversed, when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans were $88,000 at December 31, 1996. Had interest been accrued on these loans, net earnings in 1996 would have been increased by approximately $4,000. Total interest income would have increased from $14,629,000 to $14,633,000 in 1996. There were no non-accrual loans at December 31, 1995.

        Nonperforming loans have decreased by $28,000 from December 31, 1995 to December 31, 1996. The decrease resulted from an increase in non-accrual loans of $88,000, an increase in loans ninety-days or more past due of $148,000, and a decrease in renegotiated loans of $264,000. The decrease in renegotiated loans from 1995 to 1996 resulted primarily from the pay down of loans between years. Three of these loans amounting to $231,000 are included within real estate -- mortgage and one loan amounting to $92,000 is included within commercial loans.

        At December 31, 1996 loans totaling $1,634,000 were included in the Company's internal classified loan list. Of these loans $742,000 are consumer, $586,000 are commercial and $306,000 are real estate loans. The collateral values securing these loans total approximately $2,883,000 based on management estimates, ($1,410,000 related to consumer loans, $1,151,000 related to commercial loans and $322,000 related to real estate loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan.

        At December 31, 1996 there were no loan concentrations within a single industry segment that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

III. Loan Portfolio, Continued:

     C. Risk Elements, Continued

        At December 31, 1996, other real estate totaled $2,000 and consisted of one property. The balance at December 31, 1996 decreased from December 31, 1995 by $303,000. This decrease results from the sale of the properties. Of the amount sold $69,000 was financed by the subsidiary bank.

        Management is attempting to sell the properties included within other real estate at December 31, 1996 and does not expect to incur any losses.

     D. Other Interest-Bearing Assets

        There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 1996 which would be required to be disclosed as past due, nonaccrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     The following schedule details selected information related to the allowance for possible loan loss account of the Company at December 31, 1996 and 1995 and the years then ended.

                                                                1996           1995
                                                              --------        -------
Allowance for loan losses at beginning of period............  $  1,246            932
Less: net loan charge-offs:
  Charge-offs:
     Commercial, financial and agricultural.................       (20)           (24)
     Real estate -- construction............................        --             --
     Real estate -- mortgage................................       (13)            --
     Consumer...............................................       (65)           (55)
     Lease financing........................................        --             --
                                                              --------        -------
                                                                   (98)           (79)
                                                              --------        -------
Recoveries:
  Commercial, financial and agricultural....................        53             15
  Real estate -- construction...............................        --             --
  Real estate -- mortgage...................................        10             --
  Consumer..................................................        20             22
  Lease financing...........................................        --             --
                                                              --------        -------
                                                                    83             37
                                                              --------        -------
       Net loan charge-offs.................................       (15)           (42)
                                                              --------        -------
Provision for loan losses charged to expense................       310            356
                                                              --------        -------
Allowance for loan losses at end of period..................  $  1,541          1,246
                                                              ========        =======
Total loans, net of unearned interest, at end of year.......  $124,312        100,982
                                                              ========        =======
Average total loans outstanding, net of unearned interest,
  during year...............................................  $115,090         91,147
                                                              ========        =======
Net charge-offs as a percentage of average total loans
  outstanding, net of unearned interest, during year........      .01%           .05%
                                                              ========        =======
Ending allowance for loan losses as a percentage of total
  loans outstanding net of unearned interest, at end of
  year......................................................      1.24          1.23%
                                                              ========        =======

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

IV. SUMMARY OF LOAN LOSS EXPERIENCE, CONTINUED

    The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                                       DECEMBER 31, 1996        DECEMBER 31, 1995
                                                     ---------------------    ---------------------
                                                                  PERCENT                  PERCENT
                                                                  OF LOANS                 OF LOANS
                                                                  IN EACH                  IN EACH
                                                                  CATEGORY                 CATEGORY
                                                        IN        TO TOTAL       IN        TO TOTAL
                                                     THOUSANDS     LOANS      THOUSANDS     LOANS
                                                     ---------    --------    ---------    --------
Total
  Commercial, financial and agricultural...........   $  280         29%          246         30%
  Real estate construction.........................       --          9            --          8
  Real estate mortgage.............................      714         52           583         50
  Consumer.........................................      547         10           417         12
                                                      ------        ---         -----        ---
                                                      $1,541        100%        1,246        100%
                                                      ======        ===         =====        ===

    The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans or loan commitments that may become uncollectible. The provision for possible loan losses charged to operating expense is based on past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to pay.

    Management conducts a continuous review of all loans that are delinquent, previously charged down or loans which are determined to be potentially uncollectible. Loan classifications are also reviewed by a person independent of the lending function. The Board of Directors periodically reviews the adequacy of the allowance for possible loan losses.

    The breakdown of the allowance by loan category is based in part on evaluations of specific loans, past history and economic conditions within specific industries or geographic areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of the future losses.

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

V. DEPOSITS

   The average amounts and average interest rates for deposits for 1996 and 1995 are detailed in the following schedule:

                                                                    1996                  1995
                                                            -------------------   -------------------
                                                             AVERAGE               AVERAGE
                                                             BALANCE               BALANCE
                                                            ---------             ---------
                                                               IN       AVERAGE      IN       AVERAGE
                                                            THOUSANDS    RATE     THOUSANDS    RATE
                                                            ---------   -------   ---------   -------
Non-interest bearing deposits.............................  $ 20,861       --%    $ 17,908       --%
Negotiable order of withdrawal accounts...................    16,046     2.50       12,841     2.66
Money market demand accounts..............................    19,680     4.04       13,898     4.01
Savings accounts..........................................     8,121     2.76        7,995     2.64
Individual retirement savings accounts....................     1,737     4.61        1,789     4.58
Certificates of deposit $100,000 and over.................    24,766     5.70       21,461     6.05
Certificates of deposit under $100,000....................    64,109     5.54       53,628     5.74
                                                            --------     ----     --------     ----
                                                            $155,320     4.16%    $129,520     4.30%
                                                            ========     ====     ========     ====

    The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 1996.

                                                              IN THOUSANDS
                                                              ------------
Less than three months......................................       $12,915
Three to six months.........................................         5,003
Six to twelve months........................................         6,818
More than twelve months.....................................         4,073
                                                              ------------
                                                                   $28,809
                                                              ============

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

VI. RETURN ON EQUITY AND ASSETS

    The following schedule details selected key ratios of the Company at December 31, 1996, 1995 and 1994.

                                                              1996       1995     1994
                                                              -----      -----    -----
Return on assets
  (Net income divided by average total assets)..............   1.38%      1.22%    1.14%
Return on equity
  (Net income divided by average equity)....................  20.02%     18.01%   15.27%
Dividend payout ratio
  (Dividends declared per share divided by net income per
     share).................................................   8.03%      9.36%   12.28%
Equity to assets ratio
  (Average equity divided by average total assets)..........   6.87%      6.76%    7.47%
Leverage capital ratio
  (Equity divided by fourth quarter average total
     assets -- excluding the effect of the adoption of SFAS
     No. 115)...............................................   7.14%      6.86%    7.42%

     The minimum leverage capital ratio required by the regulatory agencies is 4%.

    Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

    The following schedule details the Company's risk-based capital at December 31, 1996 (excluding the effect of the adoption of SFAS No. 115):

                                                              IN THOUSANDS
                                                              ------------
Tier I capital:
  Stockholders' equity, excluding net unrealized gains on
     available-for-sale securities..........................    $ 13,144
Tier II capital:
  Allowable allowance for loan losses (limited to 1.25% of
     risk weighted assets)..................................       1,541
                                                                --------
          Total capital.....................................    $ 14,685
                                                                ========
Risk-weighted assets........................................    $130,485
                                                                ========
Risk-based capital ratios:
  Tier I capital ratio......................................       10.07%
                                                                ========
  Total risk-based capital ratio............................       11.25%
                                                                ========

    The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 1996, the Company and its subsidiary bank were in compliance with these requirements.

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996


VI.  RETURN ON EQUITY AND ASSETS, CONTINUED

     If all negotiable order of withdrawal accounts, money market demand accounts and savings accounts had been included in the 0-30 days category above, the cumulative gap as a percentage of total assets would have been negative (25.2%), (24.0%), (27.9%), and (32.0%), respectively for the 0-30 days, 31-90 days, 91-180 days and 181-365 days at December 31, 1996.

     The Company presently maintains a liability sensitive position over the next twelve months. The repricing schedule for investment securities does not necessarily reflect the cash flows management expects from the portfolio. Management expects that approximately 11% of the portfolio will cash flow in the next 12 months. In addition, management expects that liabilities of a short-term nature such as negotiable order of withdrawal, money market accounts and savings accounts will renew and that it will not be necessary to replace them with significantly higher cost funds.

VII. OTHER BORROWINGS

     The Company has entered into a loan agreement with a commercial bank.
     The agreement extends a line of credit to the Company in an amount not to exceed $1,500,000. The line is available to purchase and retire stock of the Company as it becomes available and to meet other cash needs of the Company. The line matures on or before November 30, 1996 and at the maturity may be converted to a term note for a period not to exceed ten
     (10) years. The stock of the subsidiary company collateralizes the line. At December 31, 1996, the interest rate was 7.75%. Beginning March 1, 1996, the Company has the option, prior to the beginning of the following month, to select either the prime rate of the lender or a fixed three month rate of 2.25% over the London Interbank Offered Rate ("Libor"). The subsidiary bank must maintain a total capital to total tangible asset ratio equal to or greater than 7.0 through December 31, 1996. Thereafter, the Bank must maintain ratios greater than or equal to those of a "well capitalized" bank as defined by the regulatory authorities. The outstanding balance at December 31, 1996 and 1995 was $800,000 and $996,000, respectively.

     The advances from the Federal Home Loan Bank at December 31, 1996 consist of the following:


INTEREST RATE                                                 IN THOUSANDS
-------------                                                 ------------
     7.05%..................................................      $650
     7.65%..................................................       343
                                                                  ----
                                                                  $993
                                                                  ====

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

VI. RETURN ON EQUITY AND ASSETS, CONTINUED

    The following schedule details the Company's interest rate sensitivity at December 31, 1996 (In Thousands):

                                                                                                   181-365
                                                TOTAL     0-30 DAYS   31-90 DAYS   91-180 DAYS      DAYS       OVER 1 YEAR
                                               --------   ---------   ----------   -----------   -----------   -----------
Earning assets:
  Taxable loans, net.........................  $123,852    10,088       15,642       16,583          1,316        60,223
  Tax exempt loans...........................       460         1            1            2             --           456
  Loans held for sale........................     1,723     1,723           --           --             --            --
  Securities taxable.........................    31,853        --          165           --          1,113        30,575
  Securities -- tax exempt...................    10,620        --          190           --             25        10,405
  Federal funds sold.........................     3,725     3,725           --           --             --            --
                                               --------    ------       ------       ------        -------       -------
    Total earning assets.....................  $172,233    15,537       15,998       16,585         22,454       101,659
                                               ========    ======       ======       ======        =======       =======
Interest-bearing liabilities:
  Deposits:
    Negotiable order of withdrawal account...  $ 16,305        --           --           --             --        16,305
    Money market demand account..............    21,381        --           --           --             --        21,381
    Savings account..........................     8,156        --           --           --             --         8,156
    Individual retirement savings accounts...     1,772     1,772           --           --             --            --
    Certificates of deposit, $100,000 and
      over...................................    28,809    10,251        2,665        5,003          6,818         4,072
    Certificates of deposit, under
      $100,000...............................    70,375     4,046       11,009       18,879         22,287        14,154
    Other borrowings.........................     2,184         4           14           28            828         1,310
                                               --------    ------       ------       ------        -------       -------
        Total interest bearing liabilities...  $148,982    16,073       13,688       23,910         29,933        65,378
                                               ========    ======       ======       ======        =======       =======
Interest-sensitivity gap.....................  $ 23,251      (536)       2,310       (7,325)        (7,479)       36,281
                                               ========    ======       ======       ======        =======       =======
Cumulative gap...............................                (536)       1,774       (5,551)       (13,030)       23,251
                                                           ======       ======       ======        =======       =======
Interest-sensitivity gap as % of total
  assets.....................................                (0.3)%        1.3%        (4.0)%         (4.1)%        19.7%
                                                           ======       ======       ======        =======       =======
Cumulative gap as % of total assets..........                (0.3)%        1.0%        (3.0)%         (7.1)%        12.6%
                                                           ======       ======       ======        =======       =======

    Negotiable order of withdrawal accounts, money market demand accounts and savings accounts have no contractual maturities. Management believes these accounts are not necessarily interest rate sensitive and has included them in the interest rate sensitivity table above in the period over one year.

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-KSB

                              DECEMBER 31, 1996

VII. OTHER BORROWINGS, CONTINUED

     Advances from the Federal Home Loan Bank are to mature as follows at December 31, 1996:


YEAR ENDING DECEMBER 31,                                          AMOUNT
------------------------                                      --------------
                                                              (IN THOUSANDS)
1997........................................................     $   55
1998........................................................         58
1999........................................................        603
2000........................................................         25
2001........................................................         28
Later years.................................................        224
                                                                 ------
                                                                 $  993
                                                                 ======

     These advances are collateralized by approximately $1,489,000 of the Subsidiary Bank's mortgage loan portfolio.

     VII. Other Borrowings, Continued

     On October 26, 1994, the Company executed a 7.0% promissory note in the amount of $400,000. The promissory note is payable in monthly principal and interest installments of $2,661, with the remaining balance due October 26, 2004. This note is secured by a first mortgage Deed of Trust on land purchased for a branch site which was opened during 1996.

     The balance of the note at December 31, 1996 and 1995 was $391,000 and $395,000, respectively.

     Maturities for the years ending 1997 through 2001 are $5,000, $5,000, $5,000, $6,000 and $6,000, respectively, with the remaining balance of $364,000 due in later years.

ITEM 2. PROPERTIES.

     The Main Office of the Company and First Bank is a two-story bank building in Mt. Juliet, Tennessee. In addition, First Bank has five Branches located in Lebanon, Hermitage, and Smyrna, Tennessee, all of which are located in Wilson, Davidson and Rutherford Counties in Tennessee. First Bank owns all of its offices with the exception of two offices. (The Bank leases the land and building in one location and it leases only the land in another location.) The Bank operates seven automated teller machines.

     In the judgment of management, the facilities of the Company and First Bank are generally suitable and adequate for the current and reasonably foreseeable needs of the Company and First Bank. However, new office sites, and further geographic expansion, have been and likely will be considered from time to time.

ITEM 3. LEGAL PROCEEDINGS.

     Various actions and proceedings are expected to be pending or threatened against or involve the Company and First Bank from time to time. In the opinion of management, the ultimate resolution of any foreseeable or known proceedings will not have a material effect on the Company's or First Bank's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET INFORMATION

     There is no established public trading market in the Company's Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for each quarter of fiscal year 1996. (Unless otherwise expressly stated, all per share data have been adjusted to give retroactive, as well as prospective, effect, to the two-for-one stock split that was approved by the Company's Shareholders on April 18, 1996.) During 1996, the Company did not redeem any shares of its Common Stock. In calendar 1995 the Company redeemed 468 shares of its Common Stock in a single transaction for $13.00 per share. The Company repurchases its own shares from time to time, generally on an ad hoc basis principally to assist in providing some liquidity in the stock. The other information included below has been reported to the Company by certain selling or purchasing shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the

Company's Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Some of the transactions may have involved the Company or its principals.

                                                               COMMON STOCK
                                                              ---------------
CALENDAR QUARTER                                               HIGH     LOW
----------------                                              ------   ------
    1996
Fourth Quarter..............................................  $19.00   $18.50
Third Quarter...............................................  $18.50   $16.50
Second Quarter..............................................  $16.50   $16.50
First Quarter...............................................  $16.50   $16.00

    1995
Fourth Quarter..............................................  $15.00   $14.00
Third Quarter...............................................  $15.00   $14.00
Second Quarter..............................................  $  N/A   $  N/A
First Quarter...............................................  $13.00   $12.50

     The last trade known to management involved 232 shares at $20.00 per share in early 1997. Because there is no established trading market for the Company's Common Stock, and because the Company and its directors, officers, and/or employees may be involved, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company's Common Stock would trade if there were an established market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

THE COMPANY'S COMMON STOCK

     The Company is authorized by its Charter to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. In connection with the acquisition of First Bank, effective January 1, 1992, the Company issued (adjusted to reflect the two-for-one stock split that occurred in 1996) 1,060,000 shares of the Common Stock. At February 14, 1997, the Company had 930,988 shares outstanding (not including the shares reserved for options which have been or may be granted under existing plans).

     Holders of the Company's Common Stock are entitled to cast one vote for each share held of record on all matters submitted to a vote of shareholders and are not entitled to cumulate votes for the election of directors. Holders of the Common Stock have no preemptive rights to subscribe for or to purchase any additional shares of the Company's Common Stock. In the event of liquidation, holders of the Company's Common Stock are entitled to share in the distribution of assets remaining after payment of debts and expenses. Holders of the Common Stock are entitled to receive dividends when declared by the Company's Board of Directors out of funds legally available therefor. Under its Charter, the Company is required to indemnify its directors and officers for acts on behalf of the Company to the fullest extent permitted under applicable law.

     The Company is a legal entity separate and distinct from First Bank. There are various legal and regulatory limitations under federal and state law on the extent to which a bank holding company subsidiary such as First Bank can finance or otherwise supply funds to the Company. First Bank is also subject to limitations under Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, the Company. Furthermore, loans and extensions of credit are also subject to various collateral requirements.

FFC PREFERRED STOCK

     The Company's Charter authorizes the issuance by the company of up to 5,000,000 shares of its preferred stock (the "FFC Preferred Stock"), none of which have been issued or authorized (or committed) for issuance. The FFC Preferred Stock may be issued by vote of the Board of Directors without shareholder approval. The FFC Preferred Stock may be issued in one or more classes and series, with such designations, full or limited voting rights (or without voting rights), redemption, conversion, or sinking fund provisions, dividend liquidation rights, and other preferences and limitations as the Board of Directors may determine in the exercise of its business judgment. The FFC Preferred Stock may be issued by the Board of Directors for a variety of reasons.

     The FFC Preferred Stock could be issued in public or private transactions in one or more (isolated or series of) issues. The shares of any series of FFC Preferred Stock could be issued with rights, including voting, dividend, and liquidation features, superior to those of any issue or class of the Company's Common Stock. The issuance of shares of the FFC Preferred Stock could serve to dilute the voting rights or ownership percentage of holders of shares of the Company's Common Stock. The issuance of shares of the FFC Preferred Stock might also serve to deter or block any attempt to obtain control of the company, or to facilitate any such attempt. The Company has no present plans or commitments to issue any FFC Preferred Stock.

(B) HOLDERS

     The approximate number of record holders, including those shares held in "nominee" or "street name," of the Company's Common Stock at February 14, 1997 was approximately 460.

(C) DIVIDENDS

     The Company commenced business for all practical purposes on January 1, 1992. The Company declared and paid cash dividends on its Common Stock of $0.20 per share in 1996 and $0.175 per share in 1995 and 1994. Future dividends may be paid as determined by the Company's Board of Directors from time to time in accordance with federal and state law. The Company presently intends to pay dividends in accordance with past practices; however, any dividends that may be declared and paid by the Company in the future will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted.

     The Company, as a corporation governed in part by the Tennessee Business Corporation Act ("TBCA"), as amended, is subject to the limitations on dividends and other distributions set forth in the TBCA. The TBCA contains certain statutory restrictions on the ability to make distributions, including the payment of dividends. Tennessee law allows a for-profit corporation to pay dividends under certain circumstances that might preclude payments of dividends by a state bank. Under state law, a bank holding company may declare and pay dividends provided that (1) the payment of dividends would not render the corporation unable to pay its debts as they become due in the usual course of business; (2) the corporation's total assets are less than the sum of its total liabilities plus (unless the charter permits otherwise) the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy upon dissolution the preferential rights of shareholders whose preferential rights are superior to those receiving the distribution; or (3) the payment of dividends would not be contrary to any restriction contained in the corporation's charter. At present, the Company's charter does not expressly permit distributions described in (2) above, nor does the Company have any shareholders with rights preferential to holders of the Company's common equity. The Company has no restriction in its charter concerning the payment of dividends.

     The Company expects that funds for the payment of dividends and expenses (including organizational expenses) of the Company initially will come from dividends paid to the Company by First Bank. If the Company requires additional funds for acquisitions or investments, it may be able to obtain those funds from additional dividends paid by First Bank or from external financing.

     Tennessee banking statutes provide that the directors of a state bank, after making proper deduction for all expenditures, expenses, taxes, losses, bad debts, and any write-offs or other deductions required by the DOFI, may credit net profits to the bank's undivided profits account. Directors of a state bank may quarterly, semiannually, or annually declare a dividend from the undivided profits account in an amount as they shall judge expedient after deducting any net loss from the undivided profits account to its capital surplus account (1) the amount (if any) required to raise the capital surplus to 50% of the capital stock and (2) the amount required (if any), not less than 10% of net profits, until the capital surplus equals the capital stock, provided that the bank has adequately reserved against deposits and such reserve will not be impaired by the declaration of the dividend. A state bank, with the approval of the DOFI, may transfer funds from its capital surplus account to its undivided profits account or any part of its capital stock account.

     The payment of dividends by any bank is, of course, dependent upon its earnings and financial condition and, in addition to the limitations discussed above, is subject to the statutory power of certain federal and state regulatory agencies to act to prevent unsafe or unsound banking practices. Please refer also to the discussion of "Restrictions on Dividends Paid by Subsidiary Bank" set forth in Item 1 of this Report, to"Management's Discussion and Analysis or Plan of Operation", in this Report, and to the Consolidated Financial Statements.

(D) FFC DIVIDEND REINVESTMENT PLAN

     In 1996 the Company established a dividend reinvestment plan (the "1996 FFC Dividend Reinvestment Plan") for those Shareholders who desire to reinvest their cash dividends in Company Common Stock. Pursuant to the 1996 FFC Dividend Reinvestment Plan, the Company can purchase shares of the Common Stock in the open market or issue authorized but previously unissued shares to meet the requirements of this plan. During 1996, the Company issued 7,224 original shares to participants in the plan.

(E) SALES OF UNREGISTERED SECURITIES

     The Company has not sold any unregistered securities that were not previously reported in a quarterly report on its quarterly Report on Form 10-QSB. No shares were issued by the Company in the fourth quarter pursuant to the 1996 FFC Dividend Reinvestment Plan or pursuant to any options.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The purpose of the discussion that begins on the next page is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements.


                 [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY.]

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

     The concept of liquidity involves the ability of the Company and its subsidiary to meet future cash flow requirements, particularly those of customers who are either withdrawing funds from their accounts or borrowing to meet their credit needs.

     Proper asset/liability management is necessary to maintain stability in the balance of interest-sensitive assets to interest-sensitive liabilities in order to provide a stable growth in net interest margins. Earnings on interestsensitive assets such as loans tied to the prime rate of interest and federal funds sold, may vary considerably from fixed rate assets such as long-term debt and equity securities and fixed rate loans. Interest-sensitive liabilities such as large certificates of deposit and money market certificates, generally require higher costs than fixed rate instruments such as passbook savings.

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

     The Company's investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. The Company has $6,961,000 of securities scheduled to mature or reprice in the next twelve months.

     A secondary source of liquidity is the Company's loan portfolio. At December 31, 1996 commercial loans of approximately $27 million and other loans (real estate construction, real estate mortgage and consumer) of approximately $37 million which either will become due or will be subject to rate adjustments within the next twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $25 million will become due during the next twelve months. The Company's deposit base has shown continued growth, increasing by approximately $25 million or 17.2% in 1996. During 1995 deposits increased by approximately $30 million or 26.4%.

     The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At December 31, 1996 and 1995, the Company had $993,000 and $1,331,000, respectively, of these advances.

     As of December 31, 1996 the Bank's liability sensitivity was .7% (the excess of interest sensitive liabilities over earning assets divided by total assets at the one year threshold). Management estimates an increase or decrease in interest rates of 1% would have an immaterial impact on earnings.

     Management works diligently to maintain proper liquidity. Given present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, it is anticipated that liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that are anticipated to result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 22.9% at December 31, 1996 and 28.5% at December 31, 1995.

     The Company presently maintains a liability sensitive position over the 1997 year or a negative gap. Liability sensitivity means that more of the Company's liabilities are capable of repricing over certain time frames than assets. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the six month gap is a picture of the possible repricing over a six month period.

     The following table shows the rate sensitivity gaps for different time periods as of December 31, 1996:

             INTEREST RATE SENSITIVITY GAPS:
                    DECEMBER 31, 1996                         REPRICE      1-90    91-180   181-365    ONE YEAR
                      (IN THOUSANDS)                        IMMEDIATELY    DAYS     DAYS     DAYS     AND LONGER    TOTAL
----------------------------------------------------------  -----------   ------   ------   -------   ----------   -------
Interest-earning assets...................................    $15,537     15,998   16,585    22,454    101,659     172,233
Interest-bearing liabilities..............................     16,073     13,688   23,910    29,933     65,378     148,982
                                                              -------     ------   ------   -------    -------     -------
Interest-rate sensitivity gap.............................    $  (536)     2,310   (7,325)   (7,479)    36,281      23,251
                                                              =======     ======   ======   =======    =======     =======
Cumulative gap............................................    $  (536)     1,774   (5,551)  (13,030)    23,251
                                                              =======     ======   ======   =======    =======
Interest-rate sensitivity gap as a % of total
  assets..................................................       (0.3)%      1.3%   (4.0)%     (4.1)%     19.7%
                                                              =======     ======   ======   =======    =======
Cumulative gap as a % of total assets.....................       (0.3)%      1.0%   (3.0)%     (7.1)%     12.6%
                                                              =======     ======   ======   =======    =======

     For purposes of presentation management considers negotiable order of withdrawal accounts, money market demand accounts and savings accounts totaling $45,842,000 at December 31, 1996 not necessarily interest rate sensitive and has included them in the above table in the over one year period. The cumulative gap would be decreased by $45,842,000 for all periods through 365 days if the accounts with no contractual maturities had been included in the 1-90 day maturity category.

CAPITAL RESOURCES

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 7.2% at December 31, 1996, 7.0% at December 31, 1995 and 7.1% at December 31, 1994. Total assets increased 16.6% from $157,755,000 to $183,973,000 during the year ended December 31, 1996.
During 1995 total assets increased from $125,589,000 to $157,755,000 or 25.6%. Management has anticipated an annual growth rate of 10% to 14% for 1997 compared to the annual growth rates of 16.6% for 1996 and 25.6% for 1995. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

     At the present time there are no material commitments for capital expenditures.

     The FDIC, which is the subsidiary's primary Federal regulatory agency, has specified guidelines for purposes of evaluating a bank's capital adequacy. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset or commitment.

     The following schedule details the Company's risk-based capital at December 31, 1996 (excluding the effect of the adoption of SFAS No. 115):

                                                              IN THOUSANDS
                                                              ------------
Tier I capital:
  Stockholders' equity......................................    $ 13,144
Tier II capital:
  Allowable allowance for loan losses (limited to 1.25% of
     risk-weighted assets)..................................       1,541
                                                                --------
     Total risk-based capital...............................    $ 14,685
                                                                ========
Risk-weighted assets........................................    $130,485
                                                                ========
Risk-based capital ratios:
  Tier I capital ratio......................................       10.07%
                                                                ========
  Total risk-based capital ratio............................       11.25%
                                                                ========

     The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 1996, the Company and its subsidiary bank were in compliance with these requirements.

     In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets -- excluding the effect of the adoption of SFAS No. 115) of 4%. The Company's leverage ratio at December 31, 1996 was 7.14% as compared to 6.86% at December 31, 1995 and 7.42% at December 31, 1994.

     Management intends to maximize the leverage position of the Company consistent with safe and sound business practices and the current regulatory environment. Past decisions by management have committed the Company to a path of growth to achieve the strategic goals of maximum leverage. Management is cognizant of the pressures of this philosophy but believes various combinations of retained earnings, additional capital stock issues, preferred stock offerings, and other avenues will be or become available to maintain a capital position consistent with sound banking principles and at the same time reward stockholders with significant earnings per share.

     Effective January 1, 1992, the Company acquired 100% of the common stock of First Bank and Trust ("the Bank") and, accordingly, became a one bank holding company. The Board of Directors and management believe that the holding company structure permits greater flexibility in the expansion of the Bank's present business and allows the Bank to be more responsive to its customers' broadening and changing financial needs. In particular, the holding company structure will provide greater flexibility in raising additional capital for the Bank. Greater flexibility in raising capital is necessary in order to insure that the growth of the Bank's capital will keep pace with its asset growth.

     There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide liquidity in the shares. During the twelve months ended December 31, 1996, the Company did not redeem any of its common voting stock. During the year ended December 31, 1995, the Company redeemed 468 shares of its voting common stock at $13.00 per share in an aggregate amount of $5,000. During the year ended December 31, 1994, the Company redeemed 48,654 shares of its voting common stock at prices ranging from $10.00 per share to $11.50 per share in an aggregate amount of $487,000. All shares of common stock have been retroactively adjusted for a two-for-one stock split approved on April 18, 1996. The Company will continue to be a source of liquidity for its stock, however, at least in the near term, it will not be an aggressive purchaser.

     In April, 1993, the stockholders approved a stock option whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At December 31, 1996, 79,400 shares of the options had been granted at $10.00 per share, 2,000 shares were granted at $12.00 per share, 4,000 shares were granted at $13.00 per share, 29,792 shares were granted at $15.00 per share and 528 shares were granted in 1996 at $19.00 per share. The options are granted at the estimated market price of the stock at the date the option was granted. At December 31, 1996 there were 114,030 options granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At December 31, 1996 options to purchase 43,280 common shares were available for grant in future years.

     At present, the net book value of premises and equipment is 41.4% of the Company's capital. The subsidiary bank now has a significant presence in the Wilson County market with offices in Mt. Juliet, Tennessee, Hermitage, Tennessee and Lebanon, Tennessee. The new facility in Smyrna, Rutherford County, Tennessee was recently opened. Management believes that expansion into these different markets diversifies its risk and provides increased opportunity for generating growth and profits. At present the ratio of fixed assets to capital at the subsidiary bank level is 39.3%. Investment in fixed assets can have a detrimental impact on profits particularly in the short term; however, the Company's profits have continued to steadily increase even though the investment in facilities continues to grow.

RESULTS OF OPERATIONS

     Net earnings were $2,350,000 in 1996 as compared to $1,741,000 in 1995 and $1,330,000 in 1994. Net earnings per share increased from $1.43 in 1994 to $1.87 in 1995 to $2.49 in 1996.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, i.e., the excess of interest earned over interest paid. This is particularly true with the volatility in interest rates encountered in recent years.

     The Company's total interest income, excluding tax equivalent adjustments, increased by $2,248,000 or 18.2% in 1996, $3,535,000 or 40.0% in 1995, and
$1,537,000 or 21.0% in 1994. The increases were primarily attributable to higher volumes of earning assets in 1996, 1995, and 1994 offset by slight declines in interest rates. The ratio of average earning assets to total average assets was 93.2% for the year ended December 31, 1996, 93.1% for 1995 and 93.0% for 1994.

     Interest expense increased by $863,000 in 1996 or 14.9%, increased $2,003,000 or 52.8% in 1995, and increased $968,000 or 34.3% in 1994. The increase in 1996 can be attributed generally to an increase in volume which was partially offset by a decrease in weighted average interest rates and a decrease in overall borrowings. The increase in 1995 and 1994 can be attributed generally to the increases in volume and an increase in weighted average interest rates as well as increases in the outstanding balance on the line of credit, advances from the Federal Home Loan Bank and long-term debt.

     The foregoing resulted in an increase in net interest income of $1,385,000 or 21.0% during 1996, $1,532,000 or 30.3% in 1994, and $569,000 or 12.7% in
1994.

     For the year ended December 31, 1996, the Company had interest income, on a tax-equivalent adjusted basis, as a percent of average earning assets, of 9.3%, compared with 9.4% for the year ended December 31, 1995 and 8.3% for 1994. Interest expense as a percentage of average interest bearing liabilities increased from 4.1% in 1994 to 5.1% in 1995 and decreased slightly to 4.9% in 1996. Net interest spread, which is defined as the excess of the percentage of tax equivalent interest income to average earning assets over the percentage of interest expense to average interest bearing liabilities, increased from 4.8% in 1994 to 5.1% in 1995 remained level at 5.1% in 1996. The increase in spread was an industry wide phenomenon. During 1996 rates fell slightly.

     Since assets are more sensitive to movements in rates this should favor the income statement. Should loan demand not increase, and competition, intent on increasing market share, drive interest expenses up, the net interest margin will decline.

     The provision for loan losses was $310,000 in 1996, compared to $356,000 in 1995 and $325,000 in 1994. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to repay. Management has in place a system for identifying and monitoring problem loans on a timely basis.

     The following schedule details selected information as to nonperforming loans of the Company's subsidiary at December 31, 1996 and 1995:

                                                              1996   1995
                                                              ----   ----
                                                              (DOLLARS IN
                                                              THOUSANDS)
Loans past due 90 days or more and still accruing:
     Commercial, financial and agricultural loans...........  $139     13
     Real estate -- construction............................    --     --
     Real estate -- mortgage loans..........................    74     48
     Consumer loans.........................................    14     18
                                                              ----   ----
                                                               227     79
                                                              ----   ----
Non-accrual loans:
  Commercial, financial and agricultural loans..............    --     --
  Real estate -- construction loans.........................    --     --
  Real estate -- mortgage loans.............................    88     --
  Consumer loans............................................    --     --
                                                              ----   ----
                                                                88     --
                                                              ----   ----
Renegotiated loans:
  Commercial, financial and agricultural loans..............    92    303
  Real estate -- construction loans.........................    --     --
  Real estate -- mortgage loans.............................   231    269
  Consumer loans............................................    --     15
                                                              ----   ----
                                                               323    587
                                                              ----   ----
     Total non-performing loans.............................  $638    666
                                                              ====   ====

     Banking regulators define highly leveraged transactions to include leveraged buy-outs, acquisition loans, and recapitalization loans of an existing business. Under the regulatory definition, at December 31, 1996, the Company had no highly leveraged transactions, and there were no foreign loans outstanding during any of the reporting periods.

     Nonperforming loans have decreased by $28,000 from December 31, 1995 to December 31, 1996 and represent .51% and .66% of total loans, respectively. The decrease resulted from an increase in non-accrual loans of $88,000, an increase in loans ninety-days or more past due of $148,000, and a decrease in restructured loans of $264,000. The decrease in restructured loans from 1995 to 1996 resulted primarily from the paydown of loans between years. Three of these loans amounting to $231,000 are included within real estate -- mortgage and one loan amounting to $92,000 is included within commercial loans.

     At December 31, 1996 loans totaling $1,634,000 were included in the Company's internal classified loan list. Of these loans $742,000 are consumer, $586,000 are commercial loans and $306,000 are real estate loans. The collateral values securing these loans total approximately $2,883,000 based on management estimates ($1,410,000 related to consumer loans, $1,151,000 related to commercial loans and $322,000 related to real estate loans). At December 31, 1995, the Company's internally classified loans totaled $1,419,000. Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

     Non-interest income increased $201,000 or 13.1% in 1996, and decreased $351,000 or 18.6% in 1995, and increased $298,000 or 18.1% in 1994. Included in the year ended December 31, 1996 is a net security gain of $11,000. Exclusive of this transaction, non-interest income increased $190,000 or 12.4% in 1996. There were no securities gains during the years ended December 31, 1995 and 1994. The increase in non-interest income in 1996 includes a $60,000 increase in service charges on deposits, a $86,000 increase in other fees and a $44,000 increase in gains on sales of loans. The overall decline for the year ended 1995 is generally a result of decreases in the gain on sale of loans and other fees offset to some degree by a continued increase in service charges on deposits. The increases in 1994 resulted principally from increased service charges on deposits, primarily for demand deposit and NOW accounts and the addition of a mortgage loan department, whereby the loans are sold into the secondary market. Gain on sale of loans increased from $869,000 in 1994 to $556,000 in 1995 and increased to $600,000 in 1996. Additionally, gains relating to other real estate sold during the year ended December 31, 1994 amounted to $142,000. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

     Non-interest expense increased $706,000 or 13.7% in 1996, $561,000 or 12.2% in 1995, and $528,000 or 13.0% in 1994. Included in the years ended December 31, 1995 and 1994 are net security losses of $62,000 and $18,000, respectively, related to sales of available-for-sale securities. Exclusive of these transactions, non-interest expense increased $768,000 or 15.1% and $517,000 or 11.3%, respectively. The increases in 1996, 1995, and 1994 were primarily attributable to increases in salaries and employee benefits which is due to an increased number of employees, locations, and increases in annual compensation; increases in occupancy expenses and increases in FDIC insurance and state banking fees in 1994. Employee salaries and benefits increased $509,000 or 18.3% in 1996, $283,000 or 11.3% in 1995 and $392,000 or 18.6% in 1994. The FDIC
insurance premiums and state banking fees decreased from

$249,000 in 1994 to $160,000 in 1995 and declined to $34,000 in 1996. The decrease in 1995 FDIC premiums resulted from a reduction in the assessment rate from .23% to .04% of eligible deposits (the lowest rate under the newly enacted risk based assessment regulations) effective June 1, 1995 and effective January 1, 1996, the FDIC premiums were reduced to the annual minimum of $2,000.

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

       -- Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

       -- Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

       -- Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

     The classification of the entire securities portfolio at December 31, 1996 and 1995 as available-for-sale was made to provide for more flexibility in asset/liability management and capital management.

     The effect of the adoption of SFAS No. 115 as of January 1, 1994 was to decrease the capital of the Company by $7,000 which represents the unrealized depreciation in securities available-for-sale of $12,000, net of applicable taxes of $5,000. The net increase in capital at December 31, 1995 totaled $197,000 which represents the unrealized losses in securities available-for-sale of $318,000 less applicable tax benefit of $121,000. At December 31, 1996, the net increase in capital totaled $29,000 which represents the unrealized appreciation in securities available-for-sale of $47,000 less applicable tax deductions of $18,000.

     In November, 1995 the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which permits the reassessment of the appropriateness of the classifications of all securities by December 31, 1995. Reclassifications from the held-to-maturity classification that result from this one-time reassessment will not call into question the intent of an entity to hold other debt securities to maturity in the future. The Company transferred securities with an amortized cost of $20,155,000 (market value -- $20,307,000) to the available-to-sale classification in December, 1995 pursuant to these provisions.

     Management is not aware of any known trends, events or uncertainties that will have or reasonably likely to have a material effect on the Company's liquidity, capital resources or operations of the Company. The Company is not aware of any current recommendations, which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

     Branch operations contributed 66.6% of the Bank's total deposits by year end as compared to 62.3% in 1995, as well as 42.2% of the loans as compared to 39.0% in 1995. The origination and sale of loans net of allocated expenses contributed $86,000 in pretax income in 1996 and $118,000 in 1995. Management will continue to investigate potential opportunities to offer new products as well as opportunities to increase market share through geographical expansion.

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

ITEM 7. FINANCIAL STATEMENTS.

     The following consolidated financial statements of the Company and subsidiary (commencing at page F-1) are included in this Report:

     - Independent Auditors' Report;

     - Consolidated Balance Sheets -- December 31, 1996 and 1995;

     - Consolidated Statements of Earnings -- Three years ended December 31,
       1996;

     - Consolidated Statements of Changes in Stockholders' Equity -- Three years ended December 31, 1996;

     - Consolidated Statements of Cash Flows -- Three years ended December 31, 1996; and all

     - Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)     IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

IDENTIFICATION OF DIRECTORS.

     The following tables identify the directors and executive officers of the Company, the year first elected to the Board of the Bank, and their business experience during the past five years. (All of the Directors serve also on the Board of First Bank.) Directors are elected to serve one year terms and until their successors have been elected and duly qualified. Certain of the named Directors are also executive officers of First Bank.

                          DIRECTORS OF THE REGISTRANT

                                           PREVIOUS FIVE YEARS BUSINESS              DIRECTOR
NAME (AGE)                                          EXPERIENCE                        SINCE
-----------------------------  ----------------------------------------------------  --------
Harold Gordon Bone (55)        President, Horizon Concrete; Partner/Co-Manager, BnB      1992
                               Enterprises (Building and rental property).

Robert L. Callis (51)          Attorney at Law; Secretary to the Board of                1992
                               Directors.

Morris D. Ferguson, M.D. (64)  Physician.                                                1992

Arthur P. Gardner (60)         Senior vice president, S & S Industries, Inc.             1992
                               (Manufacturing).

M. Dale McCulloch (46)         President, Jones Bros., Inc. (Construction).              1992

David Major (48)               Chairman, President, and Chief Executive First            1992
                               Financial Corporation and First Bank & Trust;
                               Director, Plateau Insurance Company,
                               1991 -- present.

Dan E. Midgett (53)            President, Dan E. Midgett & Co., Inc.                     1992

Monty Mires (51)               Real estate investor.                                     1992

James S. Short (46)            Executive Vice President, First Financial                 1992
                               Corporation and First Bank & Trust.

Harold W. Sutton (65)          Owner, Harold Sutton Realty, Inc.                         1992


IDENTIFICATION OF EXECUTIVE OFFICERS.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following are the executive officers of the Company and/or First Bank. Unless otherwise indicated, these officers have served in the indicated capacities during the last five years.


       NAME         AGE                 OFFICE AND BUSINESS EXPERIENCE
------------------  ---  ------------------------------------------------------------
David Major          48  Chairman, Director, President and Chief Executive Officer,
                         First Financial Corporation, and First Bank.

James S. Short       46  Director and Executive Vice President, First Financial
                         Corporation, and First Bank.



       NAME         AGE                 OFFICE AND BUSINESS EXPERIENCE
------------------  ---  ------------------------------------------------------------


Sally P. Kimble      43  Treasurer, Chief Financial and Accounting Officer, First
                         Financial Corporation; Senior Vice President of Operations,
                         Cashier, Chief Financial and Accounting Officer, First Bank.

Allen M. Henson      55  Senior Vice President, First Bank.

David B. Penuel      57  Senior Vice President, First Bank.

D. Edwin Davenport   46  Senior Vice President, First Bank, 1994 -- present; Vice
                         President, Cavalry Banking, 1980 -- 1994.

         Officers are elected annually and serve at the pleasure of the Board of Directors.

     (b) Identification of Significant Employees

         Significant employees are identified in the preceding section under the caption "Identification of Executive Officers."

     (c) Family Relationships. Director Midgett is a first cousin of David

         Grandstaff, who is a Vice President of First Bank. Director-Executive Vice President Short is a first cousin of Joy Leonard, an officer of First Bank.

     (d) Involvement in Certain Legal Proceedings.

         None.

     (e) Compliance with Section 16(a) of the Securities Exchange Act

                  The Company is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, is not a closed-end investment company registered under the Investment Company Act of 1940, and is not a holding company registered pursuant to the Public Utility Holding Company Act of 1935. Accordingly, the Company is not subject to
         Section 16(a) of the Securities Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

     No chief executive or other executive officer ceased to serve as such at any time during the last fiscal year. The following table sets forth the compensation for the services in all capacities to the Company for the fiscal year ended December 31, 1996, of those persons who were the Company's Chief Executive Officer at any time during the 1996 fiscal year and the other four most highly compensated executive officers as of December 31, 1996 whose total annual salary and bonus equal or exceed $100,000:

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION                 LONG-TERM COMPENSATION
                             -----------------------------------------   ----------------------------
                                                                                    AWARDS
                                                                         ----------------------------
                                                                           RESTRICTED     SECURITIES
                                                          OTHER              STOCK        UNDERLYING
      NAME AND                                            ANNUAL            AWARD(S)     OPTIONS/SARS
 PRINCIPAL POSITION    YEAR  SALARY($)   BONUS($)   COMPENSATION($)(1)        ($)           (#)(2)
---------------------  ----  ---------   --------   ------------------   --------------  ------------
David Major,           1996  $126,880    $ 3,952         $21,512                    N/A       -0-
President/CEO          1995   122,000        -0-          14,170                    N/A     4,864
                       1994   118,450        -0-          15,964                    N/A       -0-

                           LONG-TERM COMPENSATION
                       -------------------------------
                                   PAYOUTS
                       -------------------------------

      NAME AND            LTIP          ALL OTHER
 PRINCIPAL POSITION    PAYOUTS($)   COMPENSATION($)(3)
---------------------  ----------   ------------------
David Major,              $-0-            $3,649
President/CEO              -0-             3,665
                           -0-             3,721

                      NOTES TO SUMMARY COMPENSATION TABLE

   (1) This amount includes Director's fees, automobile usage, insurance premiums, sales pay, and club dues.

   (2) The amounts in this column reflect the number of unexercised options granted to the named person(s) in the year(s) indicated.

   (3) This amount represents the Company's contribution to the Company's 401(k) plan on behalf of the named executive(s).

STOCK OPTION GRANTS

     The Company granted no stock options under its existing stock option plan during 1996 to the named executive officer(s). In 1995, the Company granted 4,864 stock options to the executive officer(s) named in the Summary Compensation Table (with per share data adjusted to reflect the two-for-one stock split that occurred in 1996). Of these, twelve and one-half percent are exercisable during any twelve month period, subject to certain specified limitations. All options granted in 1995 were granted at the then estimated fair market value of $15.00 per share at the date of grant. In 1993, the Company granted such named executive officer(s) 20,640 stock options, of which ten percent are exercisable during any twelve month period, subject to certain specified limitations. All shares were granted at the then estimated fair market value of $10.00 per share at the date of grant. The Company has granted no stock appreciation rights to the executive officer(s) named in the Summary Compensation Table.

1996 STOCK EXERCISES

     The table below provides information as to exercises of options under the Company's stock option plan by the named executive officer(s) reflected in the Summary Compensation Table and the year-end value of unexercised options held by such officer(s). (The Company grants no stock appreciation rights.)

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                 YEAR AND FISCAL YEAR END OPTION/SAR VALUES(1)

                                                                  NUMBER OF
                                                            SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                SHARES                           UNEXERCISED                   IN-THE MONEY
                               ACQUIRED                          OPTIONS/SARS                  OPTIONS/SARS
                                  ON                        AT FISCAL YEAR END (#)        AT FISCAL YEAR END ($)
                               EXERCISE       VALUE       --------------------------   -----------------------------
            NAME                  (#)      REALIZED ($)   EXERCISABLE/NONEXERCISABLE   EXERCISABLE/NONEXERCISABLE(2)
----------------------------  -----------  ------------   --------------------------   -----------------------------
David Major,                          -0-      $-0-              9,472/16,032                  $79,168/$126,048
President/CEO

                            NOTES TO PRECEDING TABLE

     (1) Unless otherwise expressly stated, all per share data in this Report on Form 10-KSB have been adjusted to reflect the two-for-one stock split approved by the Shareholders on April 18, 1996.

     (2) This amount represents the difference between the estimated market price on December 31, 1996 of $19.00 per share and the respective exercise price(s) of the options at the date(s) of grant. Such amounts may not necessarily be realized. Actual values that may be realized, if any, upon the exercise of such options will be based on the market price of the Common Stock at the time of any such exercise(s) and thus are dependent upon future performance of the Common Stock.

     The Company has concluded that it cannot determine without unreasonable effort and expense the specific cash value of all noncash benefits that it and First Bank provided to the named executive officer(s) above during 1996. Noncash compensation provided to certain of these individuals for their service to the Company and to First Bank in 1996 included an expense account, the use of a car provided and maintained by the Company, certain insurance benefits, and paid annual membership in a country club. The cars were available for use of other employees during regular business hours.

BENEFITS

     In April 1993, the stockholders of the Company approved the 1993 First Financial Corporation Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 106,000 shares of common stock, to employees, nonemployee directors and advisors of the Company and up to 53,000 shares of common stock to the Directors of the Company.

     Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of common stock on the grant date.

     The Stock Option Committee designated by the Board administers the Stock Option Plan. The Stock Option Plan may be terminated at any time by the Board of Directors. Options granted under the Stock Option Plan are exercisable as determined by the Board of Directors and generally are expected to vest approximately 10% per year over a ten year period and expire after ten years, although this period may be shortened by the Board of Directors. (Most of the options granted in 1995 vest in equal increments over 8 years; the remainder vest in equal increments over 10 years.) The Stock Option Plan provides that options must be exercised no later than ten years after being granted (five years in the case of incentive Stock Options granted to an employee who owns more than 10% of the voting power of all stock).

     The Stock Option Plan provides that the Board of Directors shall approve the exercise price of options on the date of grant, which for incentive stock options cannot be less than the fair market value of the Common Stock on that date (110% of the fair market value for Incentive Stock Options granted to any employee who owns more than 10% of the voting stock). The number of shares which may be issued under the Stock Option Plan and the exercise prices for outstanding options are subject to adjustment in the event that the number of outstanding shares of Common Stock are changed by reason of stock splits, stock dividends, reclassifications or recapitalizations. In addition, upon a merger or consolidation involving the Company, participants may be entitled to shares in the surviving corporation upon the terms set forth in the Stock Option Plan.

     Options granted under the Stock Option Plan are nontransferable, other than by will, the laws of descent and distribution or, for nonstatutory stock options, pursuant to certain domestic relations orders. Payment for shares of Common Stock to be issued upon exercise of an Option may, if permitted in the option agreement, be made in cash, by delivery of Common Stock valued at its fair market value on the date of exercise or delivery of a promissory note as specified in the option agreement.

     Beginning January 1, 1993, the Company put into effect a 401(k) profit-sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old, who have worked one year, and who have completed 1,000 hours of service. The provisions of the plan provide for both employee and employer contributions. For the year ended December 31, 1996, the employer matched fifty cents ($.50) per dollar of employee contributions up to a maximum of 6% of the employee's compensation. The Company's contribution for the year, including administrative fees, totaled $55,000 as compared with $45,000 for 1995.

     All Shareholders, including Officers and Directors, are eligible to participate in the 1996 First Financial Corporation Dividend Reinvestment Plan in accordance with its terms.

     Please refer to the Consolidated Financial Statements for additional information concerning all of the various benefit plans of the Company and First Bank.

DIRECTOR COMPENSATION

     Each Director receives $1,000 for each regularly scheduled meeting of the Board of Directors ($500 for specially called meetings). Each non-employee Director receives $100 for each specially called Committee Meeting that the Director attends. Directors were paid in 1996 a retainer of $4,000 each for the year 1997. Directors participate also in the Stock Option Plan. See "Benefits" elsewhere in this Report.

     Beginning in 1993, the Company provided it directors with the opportunity to participate in an unfunded, deferred compensation program (the "Program"). The Program provides also for death and disability benefits. There were six participants in the Program at year end 1996 and 1995. Under the Program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain the sole property of the Company, which uses them together with additional corporate funds, to purchase either insurance policies on the lives of the participants or other investments. The insurance policies, which remain the sole property of the Company, are payable to the Company upon the death or permanent disability of the participant. The Company separately contracts with the participants to pay benefits based upon the deferred amount compounded at a floating interest rate of prime as reported in the Wall Street Journal plus two percent. At December 31, 1996, the deferred compensation liability totaled $100,000 (compared to $71,000 at December 31, 1995). The cash surrender value of life insurance was $163,000 at December 31, 1996 (compared to $120,000 at December 31, 1995). The face amount of the insurance policies in force at December 31, 1996 approximated $1,058,000. The Program is not qualified under Section 401 of the Internal Revenue Code.

EMPLOYMENT AGREEMENTS

     Neither the Company nor First Bank has any employment agreements at December 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Company is authorized to issue 5,000,000 shares of its Common Stock and 5,000,000 shares of FFC Preferred Stock. (Please refer to Item 5 of this Report for additional discussion of the Company's authorized classes of securities.) As of February 14, 1997 there were 930,988 shares of the Company's Common Stock issued and outstanding exclusive of shares reserved for options. No shares of the FFC Preferred Stock were issued and outstanding or committed for issuance at said date.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (1) directors of the Company, and (2) the directors and executive officers of the Company as a group. No person known to the Company is the beneficial owner of more than 5% of the issued and outstanding shares of the Company's Common Stock. This information is based on information filed with or provided to and by the Company as of February 14, 1997. This table includes, in the ownership and percentage calculations, shares subject to options which may be exercised within the next sixty days by all Directors and Executive Officers who are option holders in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. However, each Director's percentage of ownership is based on such Director's pro forma ownership (including shares subject to being obtained by the exercise of options within the next 60 days) and the actual number of shares outstanding (930,988) at said date.

                                                                   AMOUNT AND
                                                                   NATURE OF      PERCENT
                           NAME AND ADDRESS                        BENEFICIAL        OF
                         OF BENEFICIAL OWNER                       OWNERSHIP      CLASS(1)
     ------------------------------------------------------------  ----------     --------
(1)  Harold G. Bone                                                  31,977(2)      3.44%
     2145 Carthage Hwy.
     Lebanon, TN 37087
     Robert L. Callis                                                28,692(3)      3.08%
     2745 No Mt Juliet Rd
     Mt. Juliet, TN 37122
     Morris D. Ferguson                                              13,396         1.44%
     1932 Arlington Drive
     Lebanon, TN 37087
     Arthur P. Gardner                                                5,612(4)         *
     154 Spring Valley Road
     Nashville, TN 37214

                                                                   AMOUNT AND
                                                                   NATURE OF      PERCENT
                           NAME AND ADDRESS                        BENEFICIAL        OF
                         OF BENEFICIAL OWNER                       OWNERSHIP      CLASS(1)
     ------------------------------------------------------------  ----------     --------
     M. Dale McCulloch                                               44,060(5)      4.73%
     818 Moreland Hills Drive
     Mt. Juliet, TN 37122
     David Major                                                     23,199(6)      2.49%
     1691 North Mt. Juliet Road
     Mt. Juliet, TN 37122
     Dan E. Midgett                                                  18,296(7)      1.97%
     4138 Andrew Jackson Parkway
     Hermitage, TN 37076
     Monty Mires                                                     21,885(8)      2.35%
     5361 Stewarts Ferry Pike
     Mt. Juliet, TN 37122
     James S. Short                                                  23,642(9)      2.54%
     1691 North Mt. Juliet Road
     Mt. Juliet, TN 37122
     Harold W. Sutton                                                18,939(10)     2.03%
     489 Wilson Drive
     Mt. Juliet, TN 37122
(2)  Directors and Executive                                        275,399(11)    29.58%
     Officers as a Group (14 individuals)

---------------

     * Less than 1%.

                            NOTES TO PRECEDING TABLE

     (1) The percentages shown are based on 930,988 total shares outstanding as of February 14, 1997. The shares shown in each Director's column, and in the group total, include shares beneficially owned at February 14, 1997 by the named individual and those obtainable by the exercise of shares by such person within the next 60 days. The percentages include, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3(d)(1) of the Exchange Act. Unless otherwise indicated, a shareholder possesses sole voting and investment power with respect to all of the shares shown opposite her or his name, including shares held in her or his individual retirement account. Each Director (in the capacity of Director) has been granted options to acquire 4,000 shares, of which 1,396 are subject to exercise within sixty days and which 1,396 options for shares have been included in each Director's total on a pro forma basis. Directors Gardner and Midgett have exercised 264 of the options available to each of them, and Director McCulloch has exercised 962 of the options granted to him. Shares held in self-directed Individual Retirement Accounts have been shown in each Director's total classified as sole voting and dispositive authority.

     (2) This Director has voting and investment authority with respect to 15,412 of the shares indicated as custodian for his children.

     (3) This Director disclaims voting and investment authority as to 4,089 shares controlled by his spouse. This Director also shares voting and dispositive authority as to 400 of the shares that are part of a trust.

     (4) This Director shares voting and investment authority as to 1,679 shares held jointly with his spouse and disclaims voting and investment authority as to 700 shares controlled by his spouse.

     (5) This Director disclaims voting and investment authority as to 1,812 shares registered to minor children or to their custodian(s).

     (6) This Director holds options to acquire shares of the Company as an officer and as a Director, of which 9,472 (inclusive of the above-referenced 1,396 options held as a Director) are exercisable within the next sixty days and which are included within the individual's totals.

     (7) A plan of this Director's company (within the meaning of the Employee Retirement Income Security Act of 1974), owns 4,700 of the shares indicated. This Director disclaims voting and investment authority as to 900 shares controlled by his spouse.

     (8) This Director shares voting and investment authority as to 16,000 shares held jointly with his spouse.

     (9) This Director holds options to acquire shares of the Company as an officer and as a Director, of which 7,624 (inclusive of the above-referenced 1,396 options held as a Director) are exercisable within the next sixty days and which are included within the individual's totals.

     (10) This Director shares voting and investment authority as to 16,295 shares held jointly with his spouse and disclaims voting and investment authority as to 297 shares controlled by his spouse.

     (11) This total includes all options attributable to such Executive Officers and Directors as well as shares as to which such persons might disclaim voting or investment authority.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     First Bank's directors and principal officers, as well as business organizations and individuals associated with them, are customers of the Bank and had normal banking transactions with the Bank during 1996. All loan transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features. In addition, Mr. Callis provides certain legal services to the Company and to First Bank, for which he receives compensation. In 1996, this amounted to approximately $39,700 in direct fees. Additional fees resulted from referrals.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

     (1) The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, are on pages F-1 through F-41 of this Report.

         (a) Consolidated Balance Sheets as of December 31, 1996 and 1995;

         (b) Consolidated Statements of Earnings for the three years ended December 31, 1996;

         (c) Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1996;

         (d) Consolidated Statements of Cash Flows for the three years ended December 31, 1996;

         (e) Notes to the foregoing Consolidated Financial Statements.

     (2) Listing of Exhibits:

         3(i)  Charter, as amended.

         3(ii) Bylaws*.

         10.1  First Financial Corporation Stock Option Plan.**

         10.2  First Financial Corporation 1996 Dividend Reinvestment Plan.

         11    Statement of computation re per share earnings.

         21    Subsidiaries of the Registrant for the year ended December
               31, 1996.

         27    Financial Data Schedule (for SEC use only)***.

(B) NO REPORTS ON FORM 8-K WERE FILED FOR THE QUARTER ENDED DECEMBER 31, 1996.

     (c) Exhibits -- The exhibits required to be filed with this Annual Report are attached hereto as a separate section of this report.

     (d) Financial Statements Schedules -- All schedules have been omitted since the required information is either not applicable, is disclosed in Item 1 of this Report, or is disclosed in the consolidated financial statements or related notes.

     * Incorporated herein by reference to exhibits filed with Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1992.

     ** Incorporated herein by reference to Exhibit 10 filed with the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993.

     *** This Exhibit is solely for the use of the United States Securities and Exchange Commission. No paper copy is being filed. This Schedule, filed only in electronic format, contains summary financial information extracted from the financial statements of the Company at December 31, 1996 and is qualified in its entirety by reference to such financial statements as set forth in the Company's Annual Report on Form 10-KSB for the period ending on December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FIRST FINANCIAL CORPORATION
                                          (REGISTRANT)

                                          By:         /s/ DAVID MAJOR
                                            ------------------------------------
                                            David Major
                                            Chairman, President and
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

/s/ DAVID MAJOR                                      Chairman, President, Chief
---------------------------------------------------  Executive Officer and Director
David Major                                                                             March 20, 1997

/s/ ROBERT L. CALLIS                                 Secretary and Director
---------------------------------------------------
Robert L. Callis                                                                        March 20, 1997

/s/ SALLY P. KIMBLE                                  Chief Financial Officer, Chief
---------------------------------------------------  Accounting Officer, and Treasurer
Sally P. Kimble                                                                         March 17, 1997

/s/ HAROLD GORDON BONE                               Director
---------------------------------------------------
Harold Gordon Bone                                                                      March 20, 1997

/s/ MORRIS D. FERGUSON                               Director
---------------------------------------------------
Morris D. Ferguson                                                                      March 20, 1997

/s/ ARTHUR P. GARDNER                                Director
---------------------------------------------------
Arthur P. Gardner                                                                       March 20, 1997

/s/ M. DALE MCCULLOCH                                Director
---------------------------------------------------
M. Dale McCulloch                                                                       March 20, 1997

                  [Signatures continued on following page(s).]

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----
                            [Signatures continued from preceding page(s).]

/s/ DAN E. MIDGETT                                   Director
---------------------------------------------------
Dan E. Midgett                                                                          March 20, 1997

/s/ MONTY MIRES                                      Director
---------------------------------------------------
Monty Mires                                                                             March 20, 1997

/s/ JAMES S. SHORT                                   Executive Vice President and
---------------------------------------------------  Director
James S. Short                                                                          March 20, 1997

/s/ HAROLD W. SUTTON                                 Director
---------------------------------------------------
Harold W. Sutton                                                                        March 20, 1997

                 SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH

                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE

                  ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT

(A) ANNUAL REPORTS, PROXY STATEMENTS, AND FORM OF PROXY.

        (1) A copy of the annual report to security holders for the Company's last fiscal year is furnished herewith to the Commission for its information, pursuant to the instructions to Form 10-KSB, but not incorporated by reference.

        (2) A copy of the form of proxy to be sent to security holders in respect of the Company's 1997 Annual Meeting of Shareholders is furnished herewith to the Commission for its information for its information, pursuant to the instructions to Form 10-KSB, but not incorporated by reference.

     (These items appear at the end of this Document in both the Paper and Electronic Formats.)

                          FIRST FINANCIAL CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                              FOR THE FISCAL YEAR

                            ENDED DECEMBER 31, 1996

                         INDEX TO FINANCIAL STATEMENTS

                FIRST FINANCIAL CORPORATION                   PAGE
------------------------------------------------------------  ----
Independent Auditor's Report................................  F-3

Consolidated Balance Sheets.................................  F-4
December 31, 1996 and 1995

Consolidated Statements of Earnings.........................  F-5
Three Years Ended December 31, 1996

Consolidated Statement of Changes in Stockholders' Equity...  F-6
Three Years Ended December 31, 1996

Consolidated Statements of Cash Flows.......................  F-7
Three Years Ended December 31, 1996

Notes to Consolidated Financial Statements..................  F-9

                          FIRST FINANCIAL CORPORATION

                             MT. JULIET, TENNESSEE

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                  (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

THE BOARD OF DIRECTORS

FIRST FINANCIAL CORPORATION:

     We have audited the accompanying consolidated balance sheets of First Financial Corporation and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Corporation and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for debt and equity securities to comply with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".


                                                MAGGART & ASSOCIATES, P.C.


NASHVILLE, TENNESSEE
JANUARY 10, 1997

                          FIRST FINANCIAL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                                 IN THOUSANDS
                                                              -------------------
                                                                1996       1995
                                                              --------   --------
                           Assets
Loans, less allowance for possible loan losses of $1,541,000
  and $1,246,000, respectively..............................  $122,771     99,736
Securities available-for-sale, at market (amortized cost
  $42,427,000 and $43,345,000, respectively)................    42,473     43,663
Loans held for sale.........................................     1,723      1,812
Interest-bearing deposits in financial institutions.........        --        203
Federal funds sold..........................................     3,725      1,365
                                                              --------   --------
  Total earning assets......................................   170,692    146,779
                                                              --------   --------
Cash and due from banks.....................................     5,412      4,268
Premises and equipment, net.................................     5,457      4,471
Other real estate...........................................         2        305
Accrued interest receivable.................................     1,638      1,463
Other assets................................................       772        469
                                                              --------   --------
  Total assets..............................................  $183,973    157,755
                                                              ========   ========
            Liabilities and Stockholders' Equity
Deposits:
  Demand deposits...........................................  $ 20,647     19,690
  Negotiable order of withdrawal deposits...................    16,305     14,483
  Money market account deposits.............................    21,381     17,227
  Savings accounts..........................................     9,928     10,447
  Certificates of deposits..................................    99,184     81,075
                                                              --------   --------
     Total deposits.........................................   167,445    142,922
Income taxes payable........................................        90        101
Accrued interest payable....................................       882        804
Other liabilities...........................................       199        159
Short-term borrowings.......................................       800        996
Advances from Federal Home Loan Bank........................       993      1,331
Long-term debt..............................................       391        395
                                                              --------   --------
     Total liabilities......................................   170,800    146,708
                                                              --------   --------
Stockholders' equity:
  Preferred stock, no par value, authorized 5,000,000
     shares, no shares issued...............................        --         --
  Common stock, $2.50 par value, authorized 5,000,000
     shares, issued 1,068,914 and 1,060,728 shares,
     respectively...........................................     2,672      2,651
  Additional paid-in capital................................     3,850      3,741
  Retained earnings.........................................     7,879      5,715
  Net unrealized gains on available-for-sale securities, net of applicable income taxes of $18,000 and $121,000,
     respectively...........................................        29        197
  Less cost of 137,926 shares of treasury stock.............    (1,257)    (1,257)
                                                              --------   --------
     Total stockholders' equity.............................    13,173     11,047
                                                              --------   --------
COMMITMENTS AND CONTINGENCIES
     Total liabilities and stockholders' equity.............  $183,973    157,755
                                                              ========   ========

See accompanying notes to consolidated financial statements.

F-4
                                        2

                          FIRST FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                      THREE YEARS ENDED DECEMBER 31, 1996

                                                                      IN THOUSANDS,
                                                                 EXCEPT PER SHARE AMOUNT
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
Interest income:
  Interest and fees on loans................................  $ 11,893      9,787      6,825
  Interest and dividends on securities:
     Taxable securities.....................................     2,036      1,938      1,559
     Exempt from Federal income taxes.......................       436        360        235
  Interest on loans held for sale...........................       119         75        103
  Interest on federal funds sold............................       137        209        109
  Interest on interest-bearing deposits in financial
     institutions...........................................         8         12         15
                                                              --------   --------   --------
     Total interest income..................................    14,629     12,381      8,846
                                                              --------   --------   --------
Interest expense:
  Interest on negotiable order of withdrawal accounts.......       401        341        225
  Interest on money market demand accounts..................       795        558        329
  Interest on savings deposits..............................       224        211        143
  Interest on individual retirement savings accounts........        80         82         74
  Interest on certificates of deposit.......................     4,965      4,376      2,881
  Interest on short-term borrowings.........................        76         89         88
  Interest on advances from Federal Home Loan Bank..........        88        108         50
  Interest on long-term debt................................        27         28         --
                                                              --------   --------   --------
     Total interest expense.................................     6,656      5,793      3,790
                                                              --------   --------   --------
Net interest income before provision for possible loan
  losses....................................................     7,973      6,588      5,056
Provision for possible loan losses..........................      (310)      (356)      (325)
                                                              --------   --------   --------
Net interest income after provision for possible loan
  losses....................................................     7,663      6,232      4,731
Non-interest income.........................................     1,739      1,538      1,889
Non-interest expense........................................    (5,855)    (5,149)    (4,588)
                                                              --------   --------   --------
     Earnings before income taxes...........................     3,547      2,621      2,032
Income taxes................................................     1,197          0        702
                                                              --------   --------   --------
     Net earnings...........................................  $  2,350      1,741      1,330
                                                              ========   ========   ========
Net earnings per common share...............................  $   2.49       1.87       1.43
                                                              ========   ========   ========
Weighted average number of common and common equivalent
  shares outstanding........................................   943,415    930,626    933,626
                                                              ========   ========   ========

See accompanying notes to consolidated financial statements.

F-5
                                        3

                          FIRST FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      THREE YEARS ENDED DECEMBER 31, 1996

                                                                                IN THOUSANDS, EXCEPT SHARES
                                                              ---------------------------------------------------------------
                                                                                                  NET
                                                                                               UNREALIZED
                                                                                                 GAINS
                                                                                                (LOSSES)
                                                                                                   ON
                                                                       ADDITIONAL              AVAILABLE-
                                                              COMMON    PAID-IN     RETAINED    FOR-SALE    TREASURY
                                                              STOCK     CAPITAL     EARNINGS   SECURITIES    STOCK     TOTAL
                                                              ------   ----------   --------   ----------   --------   ------
Balance December 31, 1993...................................  $2,650     3,735       2,964          --         (765)    8,584
Net earnings for year.......................................     --         --       1,330          --           --     1,330
Cash dividends declared ($.175 per share)...................     --         --        (159)         --           --      (159)
Issuance of 264 shares of common stock......................      1          4          --          --           --         5
Effect of change to market value method of accounting for
  debt and equity securities as of January 1, 1994..........     --         --          --          (7)          --        (7)
Net change in unrealized loss during the year, net of tax
  benefits of $239,000......................................     --         --          --        (381)          --      (381)
Cost of 48,654 shares of treasury stock.....................     --         --          --          --         (487)     (487)
                                                             ------      -----       -----        ----       ------    ------
Balance December 31, 1994...................................  2,651      3,739       4,135        (388)      (1,252)    8,885
Net earnings for year.......................................     --         --       1,741          --           --     1,741
Cash dividends declared ($.175 per share)...................     --         --        (161)         --           --      (161)
Issuance of 200 shares of common stock......................     --          2          --          --           --         2
Net change in unrealized appreciation during the year, net
  of taxes of $360,000......................................     --         --          --         585           --       585
Cost of 468 shares of treasury stock........................     --         --          --          --           (5)       (5)
                                                             ------      -----       -----        ----       ------    ------
Balance December 31, 1995...................................  2,651      3,741       5,715         197       (1,257)   11,047
Net earnings for year.......................................     --         --       2,350          --           --     2,350
Cash dividends declared ($.20 per share)....................     --         --        (186)         --           --      (186)
Issuance of 962 shares of common stock......................      3          8          --          --           --        11
Issuance of 7,224 shares of common stock pursuant to
  dividend reinvestment plan................................     18        101          --          --           --       119
Net change in unrealized appreciation during the year, net
  of taxes of $103,000......................................     --         --          --        (168)          --      (168)
                                                             ------      -----       -----        ----       ------    ------
Balance December 31, 1996................................... $2,672      3,850       7,879          29       (1,257)   13,173
                                                             ======      =====       =====        ====       ======    ======

See accompanying notes to consolidated financial statements.

F-6
                                        4

                          FIRST FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      THREE YEARS ENDED DECEMBER 31, 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                       IN THOUSANDS
                                                              ------------------------------
                                                                1996       1995       1994
                                                              --------   --------   --------
Cash flows from operating activities:
  Interest received.........................................  $ 14,463     11,962      8,660
  Fees received.............................................     1,128        982        878
  Interest paid.............................................    (6,578)    (5,484)    (3,699)
  Cash paid to suppliers and employees......................    (5,544)    (4,711)    (4,362)
  Proceeds from loan sales..................................    34,603     27,913     40,074
  Originations of loans held for sale.......................   (33,914)   (28,073)   (36,860)
  Income taxes paid.........................................    (1,330)      (950)      (881)
                                                              --------   --------   --------
     Net cash provided by operating activities..............     2,828      1,639      3,810
                                                              --------   --------   --------
Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities......    10,711      3,685      1,382
  Proceeds from maturities of available-for-sale
     securities.............................................     4,321      1,746      2,023
  Purchase of available-for-sale securities.................   (14,112)   (12,483)    (3,718)
  Proceeds from maturities of held-to-maturity securities...        --      1,903      1,933
  Purchase of held-to-maturity securities...................        --     (3,344)    (2,573)
  Loans made to customers, net of repayments................   (23,276)   (21,719)   (16,275)
  Proceeds from sale of equipment...........................        --         --         12
  Purchase of premise and equipment.........................    (1,300)      (532)      (920)
  Proceeds from maturities of interest-bearing deposits in
     financial institutions.................................       203         --         --
  Proceeds from maturities of (purchase of) interest-bearing
     deposits in financial institutions.....................        --         (3)       100
  Proceeds from sale of other real estate...................       239         --         --
  Increase in other real estate.............................        (5)       (13)      (232)
  Purchase of other assets..................................       (34)        --         --
                                                              --------   --------   --------
     Net cash used in investing activities..................   (23,253)   (30,760)   (18,268)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net increase in non-interest bearing, demand savings and
     NOW deposit accounts...................................     6,414     13,220      4,232
  Net increase in time deposits.............................    18,109     16,664     10,189
  Proceeds from (repayments of) short-term borrowings,
     net....................................................      (196)       (90)       385
  Proceeds from advances from Federal Home Loan Bank........        --         --      1,577
  Repayment of advances from Federal Home Loan Bank.........      (338)      (246)        --
  Repayment of long-term debt...............................        (4)        (5)        --
  Issuance of common stock..................................       130          2          5
  Dividends paid............................................      (186)      (161)      (159)
  Purchase of treasury stock................................        --         (5)      (487)
                                                              --------   --------   --------
     Net cash provided by financing activities..............    23,929     29,379     15,742
                                                              --------   --------   --------
Net increase in cash and cash equivalents...................     3,504        258      1,284
Cash and cash equivalents at beginning of year..............     5,633      5,375      4,091
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $  9,137      5,633      5,375
                                                              ========   ========   ========

See accompanying notes to consolidated financial statements.

F-7
                                        5

                          FIRST FINANCIAL CORPORATION

                      THREE YEARS ENDED DECEMBER 31, 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                     IN THOUSANDS
                                                              ---------------------------
                                                               1996     1995       1994
                                                              ------   -------   --------
Reconciliation of net earnings to net cash provided by
  operating activities:
  Net earnings..............................................  $2,350     1,741      1,330
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................     324       297        359
     Amortization of organization expense...................       9         9          8
     Loss on sale of equipment..............................      --        --          3
     Loss (gain) on securities..............................     (11)       62         18
     Provision for possible loan losses.....................     310       356        325
     Gain on sale of other real estate......................      --        --       (142)
     Provision for losses on other real estate..............      --         2         29
     Provision for deferred taxes...........................    (123)     (126)       (44)
     Decrease (increase) in loans held for sale.............      89      (716)     2,242
     Increase in accrued interest receivable................    (175)     (413)      (207)
     Increase in other assets...............................     (52)      (34)       (96)
     Increase (decrease) in taxes payable...................     (11)       56       (135)
     Increase in interest payable...........................      78       309         91
     Increase in accrued expenses...........................      40        96         29
                                                              ------   -------   --------
     Total adjustments......................................     478      (102)     2,480
                                                              ------   -------   --------
     Net cash provided by operating activities..............  $2,828     1,639      3,810
                                                              ======   =======   ========
Supplemental Schedule of Noncash Activities:
  Land acquisition and recording of long-term debt..........  $   --        --    400,000
                                                              ======   =======   ========
  Investment securities transferred to available-for-sale...  $   --    20,155     24,429
                                                              ======   =======   ========
  Investment securities transferred to held-to-maturity.....  $   --        --      8,872
                                                              ======   =======   ========
  Change in unrealized gain (loss) in value of securities
     available-for-sale, net of taxes of $103,000 in 1996
     and $360,000 in 1995 and a tax benefit of $239,000 in
     1994...................................................  $ (168)      585       (388)
                                                              ======   =======   ========

See accompanying notes to consolidated financial statements.

F-8
                                        6

                          FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accounting and reporting policies of First Financial Corporation and Subsidiary are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The following is a brief summary of the more significant policies.

  (a)   Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

  (b)   Nature of Operations

        First Bank & Trust operates under a state bank charter and provides full banking services. As a state bank, the subsidiary bank is subject to regulation of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by First Bank & Trust is Wilson County, Tennessee and surrounding counties in Middle Tennessee. Services are provided at the main office and five branch offices

  (c)   Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   (d)  Loans and Allowance for Possible Loan Losses

        Loans are stated at the principal amount outstanding. Unearned interest on loans, which relates principally to installment loans, is shown as a reduction of loans. Interest income on installment loans is recognized by the sum of the months' digits method, which approximates the interest method. Interest on other loans is computed on the outstanding loan balance. Fees and incremental direct costs associated with the loan origination and pricing process are deferred and amortized as yield adjustments over the respective loan lives.

                         FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (d) Loans and Allowance for Possible Loan Losses, Continued

        The allowance method is used by the Company to provide for possible loan losses. Accordingly, all loan losses are charged to the allowance for possible loan losses and all recoveries are credited to it. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. Management's periodic evaluation of the adequacy of the allowance is based on past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to repay. Impaired loans that are within the scope of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118, are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

        The accrual of interest income is discontinued, and previously accrued interest is reversed, when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful, after considering economic and business conditions and collection efforts. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

F-10
                                        8

                         FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (e) Debt and Equity Securities

        The Company adopted the provision of Statement of Financial
        Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities", effective January 1, 1994. Under the provisions of the Statement, securities are classified in three categories and accounted for as follows:

             - Securities Held-to-Maturity

               Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Amortization of premiums and accretion of discounts are calculated by the interest method.

             - Trading Securities

               Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

             - SECURITIES AVAILABLE-FOR-SALE

               Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Premiums and discounts are recognized in interest income using the interest method.

     No securities have been classified as trading securities or securities held-to-maturity.

     On January 1, 1994, the Company transferred $24,429,000 (market value -- $24,417,000) of investment securities to the available-for-sale classification and $8,872,000 (market value -- $8,872,000) of investment securities to the held-to-maturity classification. The effect of the adoption of SFAS No. 115 was to decrease the capital of the Company as of January 1, 1994 by $7,000 which represents the net unrealized losses on available-for-sale securities of $12,000 net of applicable taxes of $5,000.


F-11
                                        9

                         FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (e) Debt and Equity Securities, Continued

        In November, 1995 the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which permitted the reassessment of the appropriateness of the classifications of all securities by December 31, 1995. Reclassifications from the held-to-maturity classification that result from this one-time reassessment will not call into question the intent of an entity to hold other debt securities to maturity in the future. The Company transferred securities with an amortized cost of $20,155,000 (market value -$20,307,000) to the available-for-sale classification in December, 1995 pursuant to the provisions of this pronouncement.

        Realized gains or losses from the sale of securities are recognized upon realization based upon the specific identification method.

    (f) Loans Held-for-Sale

        Mortgage loans held for sale are reported at the lower of cost or market value, determined by outstanding commitments from investors at the balance sheet date. These loans are valued on an aggregate basis.

    (g) Premises and Equipment, Net

        Premises and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the related assets. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

        Expenditures for major renewals and improvements of premises and equipment are capitalized and those for maintenance and repairs are charged to earnings as incurred.

F-12
                                       10

                         FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (h) Long-Lived Assets

        In March, 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and determined that no impairment loss need be recognized for its long-lived assets.

    (i) Other Real Estate

        Real estate acquired in settlement of loans is initially recorded at the lower of cost (loan value of real estate acquired in settlement of loans plus incidental expense) or estimated fair value less estimated cost to sell. Based on periodic evaluations by management, the carrying values are reduced by a direct charge to earnings when they exceed net realizable value. Costs relating to the development and improvement of the property are capitalized, while holding costs of the property are charged to expense in the period incurred.

    (j) Cash and Cash Equivalents

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds sold are purchased and sold for one-day periods. The Bank maintains deposits with other financial institutions in excess of the Federal insurance amounts. Management makes deposits only with financial institutions it considers to be financially sound.

    (k) Income Taxes

        Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled as prescribed in SFAS 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision of income taxes.


F-13
                                       11

                         FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

    (k) Income Taxes, Continued

        The Company and its subsidiary file a consolidated Federal income tax return. Its subsidiary provides for income taxes on a separate-return basis.

    (l) Earnings Per Share

        The computation of earnings per common share and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus the effect of common shares contingently issuable from stock options. On April 18, 1996, the stockholders approved a two-for-one stock split effective for shareholders of record on May 1, 1996. The weighted average number of shares outstanding used in the computation of earnings per share and dividends per share have been retroactively adjusted to reflect the stock split.

    (m) Reclassification

        Certain reclassifications have been made to the 1995 and 1994 figures to conform to the presentation for 1996.

    (n) Off-Balance-Sheet Financial Instruments

        In the ordinary course of business the subsidiary bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

                         FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(2) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

    Loans and allowance for possible loan losses at December 31, 1996 and 1995 are summarized as follows:

                                                                 IN THOUSANDS
                                                              -------------------
                                                                1996       1995
                                                              --------   --------
Commercial, financial and agricultural......................  $ 36,311     30,859
Real estate -- construction.................................    11,724      8,412
Real estate -- mortgage.....................................    65,204     51,180
Consumer....................................................    12,190     11,788
                                                              --------   --------
                                                               125,429    102,239
Less unearned interest......................................    (1,117)    (1,257)
Less allowance for possible loan losses.....................    (1,541)    (1,246)
                                                              --------   --------
                                                              $122,771     99,736
                                                              ========   ========

    The principal maturities on loans at December 31, 1996 are as follows:

                                                                      IN THOUSANDS
                                               -----------------------------------------------------------
                                               COMMERCIAL,
                                                FINANCIAL                      REAL
                                                  AND         REAL ESTATE     ESTATE
MATURITY                                       AGRICULTURAL   CONSTRUCTION   MORTGAGE   CONSUMER    TOTAL
--------                                       ------------   ------------   --------   --------   -------
3 months or less.............................    $15,396          6,848       21,373      1,984     45,601
3 to 12 months...............................     11,991          4,016       17,621      1,015     34,643
1 to 5 years.................................      8,924            860       23,611      9,039     42,434
Over 5 years.................................         --             --        2,599        152      2,751
                                                 -------         ------       ------     ------    -------
                                                 $36,311         11,724       65,204     12,190    125,429
                                                 =======         ======       ======     ======    =======

    At December 31, 1996, variable rate and fixed rate loans total approximately $97,364,000 and $28,065,000. Variable and fixed rate loans at December 31, 1995 were $26,231,000 and $76,008,000, respectively.


F-15
                                       13

                         FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(2) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES, CONTINUED

    In the normal course of business, the Company's subsidiary has made loans at prevailing interest rates and terms to directors and officers of the Company, and to their affiliates. At December 31, 1996 and 1995, the aggregate dollar amount of these loans was $2,753,000 and $2,439,000, respectively. As of December 31, 1996, none of these loans were restructured, nor were any related party loans charged-off during the most recent three years.

    An analysis of the activity with respect to such loans to related parties is as follows:

                                                                IN THOUSANDS
                                                              ----------------
                                                                DECEMBER 31,
                                                              ----------------
                                                               1996      1995
                                                              -------   ------
Balance, January 1..........................................  $ 2,439    2,799
New loans during the year...................................    1,487    1,867
Repayments during the year..................................   (1,173)  (2,227)
                                                              -------   ------
Balance, December 31........................................  $ 2,753    2,439
                                                              =======   ======

    At December 31, 1996, loans which had been placed on non-accrual status totaled $88,000. Had interest been accrued on these loans, net earnings would have been increased by approximately $4,000 in 1996. At December 31, 1995 no loans had been placed on nonaccrual status.

    Transactions in the allowance for possible loan losses for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

                                                                  IN THOUSANDS
                                                              ---------------------
                                                               1996    1995    1994
                                                              ------   -----   ----
Balance -- beginning of year................................  $1,246     932    801
Provision charged to operating expenses.....................     310     356    325
Loans charged-off...........................................     (98)    (79)  (241)
Recoveries..................................................      83      37     47
                                                              ------   -----   ----
Balance -- end of year......................................  $1,541   1,246    932
                                                              ======   =====   ====

    The Company's principal customers are basically in the Middle
    Tennessee area with a concentration in Wilson County, Tennessee. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower's financial condition.

F-16
                                       14

                         FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(2) LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES, CONTINUED

    In 1996, 1995 and 1994, the Company originated for sale in the secondary market loans of $33,914,000, $28,073,000 and $36,860,000, respectively. Under normal terms, the Company may be required, in the event of default, to repurchase loans sold for a period of ninety days. At December 31, 1996, the subsidiary Bank had repurchased six loans in the aggregate principal amount of $542,000 which had been originated by the Subsidiary Bank and sold in the secondary market. The subsidiary Bank's allowance for loan losses is available to absorb losses related to the loan portfolio, including off-balance sheet credit exposures. Management expects no significant loss of income to result from these recourse provisions. The gain on sale of these loans totaled $600,000 in 1996, $556,000 in 1995 and $869,000 in 1994.

(3) DEBT AND EQUITY SECURITIES

    Debt and equity securities have been classified in the balance sheet according to management's intent. The amortized cost (carrying value) and the estimated market values of securities at December 31 was as follows:

                                                                  SECURITIES AVAILABLE-FOR-SALE
                                                                          IN THOUSANDS
                                                                              1996
                                                         -----------------------------------------------
                                                                       GROSS        GROSS      ESTIMATED
                                                         AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                           COST        GAINS        LOSSES       VALUE
                                                         ---------   ----------   ----------   ---------
  U.S. Government obligations..........................   $ 6,195        24           14         6,205
  Securities of U.S. government agencies and
     corporations......................................     9,932        54           56         9,930
  Obligations of state and political subdivisions......    10,562       135           77        10,620
  Mortgage-backed securities...........................    11,639       105           66        11,678
  Collateralized mortgage obligations..................     3,601        --           59         3,542
  Federal Home Loan
     Bank stock........................................       498        --           --           498
                                                          -------       ---          ---        ------
                                                          $42,427       318          272        42,473
                                                          =======       ===          ===        ======

    The effective yield at December 31, 1996 on the collateralized mortgage obligations was 5.62%.


F-17
                                       15

                         FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(3) DEBT AND EQUITY SECURITIES, CONTINUED

                                                                  SECURITIES AVAILABLE-FOR-SALE
                                                                          IN THOUSANDS
                                                                              1995
                                                         -----------------------------------------------
                                                                       GROSS        GROSS      ESTIMATED
                                                         AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                           COST        GAINS        LOSSES       VALUE
                                                         ---------   ----------   ----------   ---------
  U.S. Government obligations..........................   $ 5,981        58           18         6,021
  Securities of U.S. government agencies and
     corporations......................................     8,847        46           30         8,863
  Obligations of state and political subdivisions......     7,936       270           19         8,187
  Corporate and other securities.......................       499        --            5           494
  Mortgage-backed securities...........................    12,435       149           75        12,509
  Collateralized mortgage obligations..................     7,229        56          114         7,171
  Federal Home Loan Bank stock.........................       418        --           --           418
                                                          -------       ---          ---        ------
                                                          $43,345       579          261        43,663
                                                          =======       ===          ===        ======

    The effective yield at December 31, 1995 on the collateralized mortgage obligations was 5.56%.

    The Company periodically applies the stress test to its securities portfolio. To satisfy the stress test a security's estimated market value should not decline more than certain percentages given certain assumed interest rate increases. The Company had no securities that failed to meet the stress test as of December 31, 1996.

    Included in the securities are $9,062,000 (market value of $9,046,000) and $7,936,000 (market value of $8,187,000) at December 31, 1996 and 1995, respectively, in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

                         FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(3) DEBT AND EQUITY SECURITIES, CONTINUED

    The amortized cost and estimated market value of debt and equity securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  IN THOUSANDS
                                                              ---------------------
                                                                          ESTIMATED
                                                              AMORTIZED    MARKET
               SECURITIES AVAILABLE-FOR-SALE                    COST        VALUE
------------------------------------------------------------  ---------   ---------
Due in one year or less.....................................   $ 1,114      1,109
Due after one year through five years.......................    14,722     14,696
Due after five years through ten years......................     7,185      7,145
Due after ten years.........................................     7,269      7,347
                                                               -------     ------
                                                                30,290     30,297
Mortgage-backed securities..................................    11,639     11,678
Federal Home Loan Bank stock................................       498        498
                                                               -------     ------
                                                               $42,427     42,473
                                                               =======     ======

    Included within the securities portfolio is stock of the Federal Home
    Loan Bank amounting to $498,000. The stock can be sold back only at par and only to the Federal Home Loan Bank or to another member institution.

    Proceeds and realized gains and losses on sales of debt and equity securities for the year ended December 31 are summarized as follows:

                                                                   IN THOUSANDS
                                                              -----------------------
                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              -----------------------
                                                               1996     1995    1994
                                                              -------   -----   -----
Gross proceeds from sales...................................  $10,711   3,685   1,382
                                                              =======   =====   =====
Gross realized gains........................................  $    57      --      --
Gross realized losses.......................................      (46)    (62)    (18)
                                                              -------   -----   -----
  Net realized gains (losses)...............................  $    11     (62)    (18)
                                                              =======   =====   =====

    Investment securities carried in the balance sheet at $16,054,000 (approximate market value of $16,030,000) as of December 31, 1996 were pledged to secure public and trust deposits and for other purposes as required or permitted by law. At December 31, 1995, the carrying value of pledged securities was $10,804,000 with an approximate market value of $10,938,000.

F-19
                                       17

                         FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(4) PREMISES AND EQUIPMENT

    The detail of premises and equipment at December 31, 1996 and 1995 is as follows:

                                                                IN THOUSANDS
                                                              ----------------
                                                               1996      1995
                                                              -------   ------
Land........................................................  $   972      973
Land improvements...........................................      118      113
Buildings...................................................    3,714    3,023
Leasehold improvements......................................       73       81
Construction in process.....................................      432       62
Furniture and equipment.....................................    1,804    1,561
Autos.......................................................       38       38
                                                              -------   ------
                                                                7,151    5,851
Less accumulated depreciation...............................   (1,694)  (1,380)
                                                              -------   ------
                                                              $ 5,457    4,471
                                                              =======   ======

(5) CERTIFICATES OF DEPOSIT

    Principal maturities of certificates of deposit and individual retirement accounts at December 31, 1996 are as follows:

                                                                            IN THOUSANDS
                                                             ------------------------------------------
                                                             SINGLE DEPOSITS
                                                                  UNDER        SINGLE DEPOSITS
                         MATURITY                               $100,000        OVER $100,000    TOTAL
-----------------------------------------------------------  ---------------   ---------------   ------
3 months or less...........................................      $15,055           12,915        27,970
3 to 6 months..............................................       18,878            5,003        23,881
6 to 12 months.............................................       22,287            6,818        29,105
1 to 5 years...............................................       14,155            4,073        18,228
                                                                 -------           ------        ------
                                                                 $70,375           28,809        99,184
                                                                 =======           ======        ======

    The subsidiary bank is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 1996 and 1995 were approximately $874,000 and $726,000, respectively.

    At December 31, 1995 certificates of deposit and other deposits in denominations of $100,000 or more amounted to $44,514,000 as compared to $48,764,000 at December 31, 1996.

                         FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

(6) SHORT-TERM BORROWINGS

    The Company has entered into a loan agreement with a commercial bank. The agreement extends a line of credit to the Company in an amount not to exceed $1,500,000. The line is available to purchase and retire stock of the Company as it becomes available or to meet other cash needs of the Company. The line matures on or before November 30, 1997 and at the maturity may be converted to a term note for a period not to exceed ten (10) years. The stock of the subsidiary company collateralizes the line. At December 31, 1996 the interest rate was 7.75%. Beginning March 1, 1997, the Company has the option, prior to the beginning of the following month, to select either the prime rate of the lender or a fixed three month rate of 2.25% over the London Interbank Offered Rate ("Libor"). The subsidiary bank must maintain a total capital to total tangible asset ratio equal to or greater than 7.0% through December 31, 1997. Thereafter the Bank must maintain ratios greater than or equal to those of a "well capitalized" bank as defined by the regulatory authorities. The outstanding balance at December 31, 1996 and 1995 was $800,000 and $996,000, respectively.

(7) ADVANCES FROM FEDERAL HOME LOAN BANK

    The advances from the Federal Home Loan Bank at December 31, 1996 and 1995 consist of the following:

                                         IN THOUSANDS
                                      -----------------
                 INTEREST RATE        1996        1995
                 -------------        ----        -----
                 7.05%                $650          824
                 7.65%                 343          507
                                      ----        -----
                                      $993        1,331
                                      ====        =====

     Advances from the Federal Home Loan Bank are to mature as follows at December 31, 1996:

                                                    AMOUNT
           YEAR ENDING DECEMBER 31,             (IN THOUSANDS)
           ------------------------             --------------
           1997                                      $ 55
           1998                                        58
           1999                                       603
           2000                                        25
           2001                                        28
           Later years                                224
                                                     ----
                                                     $993
                                                     ====

     These advances are collateralized by approximately $1,489,000 of the subsidiary bank's mortgage loan portfolio.

F-21

                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994


(8) LONG-TERM DEBT

    On October 26, 1994, the Company executed a 7.0% promissory note in the amount of $400,000. The promissory note is payable in monthly principal and interest installments of $2,661, with the remaining balance due October 26, 2004. This note is secured by a first mortgage Deed of Trust on land purchased for a branch site. The balance of the note at December 31, 1996 and 1995 was $391,000 and $395,000, respectively.

    Principal maturities at December 31, 1996 for the years 1997 through 2001 are $5,000, $5,000, $5,000, $6,000 and $6,000, respectively, with the remaining balance of $364,000 due in later years.

(9) NON-INTEREST INCOME AND NON-INTEREST EXPENSE

                                                                 1996               1995               1994
                                                                 ----               ----               ----
                                                                                (IN THOUSANDS)
Non-interest income:
  Service charges on
    deposits................................................  $         836              776              727
  Other fees................................................            292              206              293
  Gains on sales of loans...................................            600              556              869
  Security gains............................................             11               --               --
                                                              -------------      -----------       ----------
                                                              $       1,739            1,538            1,889
                                                              =============      ===========       ==========
Non-interest expense:
  Employee salaries and
    benefits................................................  $       3,286            2,777            2,494
  Occupancy expenses........................................            384              300              219
  Furniture and equipment
    expense.................................................            409              363              278
  FDIC insurance and State
    Banking fees............................................             34              160              249
  Cost of operation of
    other real estate.......................................              3               12               38
  Data processing fees......................................            202              177              142
  Security losses...........................................             --               62               18
  Other operating expenses..................................          1,537            1,298            1,150
                                                              -------------      -----------       ----------
                                                              $       5,855            5,149            4,588
                                                              =============      ===========       ==========

                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(10) INCOME TAXES

     The components of the net deferred tax asset which are included in other assets in the consolidated balance sheet are as follows:

                                                                    DECEMBER 31
                                                                  --------------
                                                                1996            1995
                                                                ----            ----
                                                                 (IN THOUSANDS)
Deferred tax asset:
  Federal...................................................  $       432           326
  State.....................................................           81            61
                                                              -----------     ---------
                                                                      513           387
                                                              -----------     ---------
Deferred tax liability:
  Federal...................................................          (87)         (171)
  State.....................................................          (16)          (32)
                                                              -----------     ---------
                                                                     (103)         (203)
                                                              -----------     ---------
                                                              $       410           184
                                                              ===========     =========

     The tax effects of each type of significant item that gave rise to deferred taxes at December 31 are:

                                                                1996          1995
                                                                ----          ----
                                                                  (IN THOUSANDS)
Financial statement allowance for loan losses in excess of
  the tax allowance.........................................  $      476          360
Financial statement deduction for deferred compensation in
  excess of the deduction for tax purposes..................          37           27
Excess of depreciation deducted for tax purposes over the
  amounts deducted in the financial statements..............         (85)         (82)
Excess of market value over estimated book value related to
  securities available-for-sale.............................         (18)        (121)
                                                              ----------    ---------
                                                              $      410          184
                                                              ==========    =========

                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(10) INCOME TAXES, CONTINUED

     The components of income tax expense (benefit) are summarized as follows:

                                                                  IN THOUSANDS
                                                -----------------------------------------------
                                                   1996                  1995            1994
                                                   ----                  ----            ----
Current:
  Federal.................................      $    1,102                  828            617
  State...................................             218                  178            129
                                                ----------             --------       --------
                                                     1,320                1,006            746
                                                ----------             --------       --------
Deferred:
  Federal.................................            (104)                (106)           (37)
  State...................................             (19)                 (20)            (7)
                                                ----------             --------       --------
                                                      (123)                (126)           (44)
                                                ----------             --------       --------
Total income taxes........................      $    1,197                  880            702
                                                ==========             ========       ========


     A reconciliation of income taxes in the consolidated statements of earnings with the "expected" tax expense computed by applying the statutory Federal income tax rate of 34% to earnings before income taxes is as follows:

                                                                               IN THOUSANDS
                                                                  -------------------------------------
                                                                     1996           1995         1994
                                                                     ----           ----         ----
Computed "expected" tax expense.............................      $    1,206          891           691
State income taxes, net of Federal income tax benefit.......             127          109            81
Tax exempt interest, net of interest expense exclusion......            (140)        (114)          (79)
Other.......................................................               4           (6)            9
                                                                  ----------      -------      --------
  Actual tax expense........................................      $    1,197          880           702
                                                                  ==========      =======      ========

     Total income tax expense includes a tax expense of $4,000 in 1996, tax benefits of $24,000 in 1995 and $7,060 in 1994 related to security transactions.

(11) COMMITMENTS AND CONTINGENCIES

     The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial position.

F-24
                                        22

                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(11) COMMITMENTS AND CONTINGENCIES, CONTINUED

     Additionally, the Company's subsidiary leases property for two of its branch locations. The first lease is adjusted annually based on the consumer price index. The lease expires December 31, 1999, however, it contains an option to renew the lease for four five-year consecutive increments. The second lease expires April 30, 1998. The lease payments are adjusted annually. Based upon the rates in effect at December 31, 1996, future minimum lease commitments are as follows:

                      1997                $   42
                      1998                    26
                      1999                    22
                      2000                    22
                      2001                    --
                                          ------
                                          $  112
                                          ======

     Rentals which are included in occupancy expense amount to $68,000, $57,000, and $30,000 in 1996, 1995 and 1994, respectively.

(12) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist primarily of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.


                                                                           IN THOUSANDS
                                                                   ------------------------------
                                                                            CONTRACT OR
                                                                          NOTIONAL AMOUNT
                                                                   ------------------------------
                                                                      1996              1995
                                                                      ----              ----
Financial instruments whose contract amounts represent
credit risk:
  Commercial loan commitments...............................       $     12,105              9,649
  Unfunded lines-of-credit..................................              9,613              8,633
  Letter of credit..........................................              2,974              2,515
                                                                   ------------       ------------
     Total..................................................       $     24,692             20,797
                                                                   ============       ============


                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(12) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK, CONTINUED

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to be drawn upon, the total commitment amounts generally represent future cash requirements. The Company evaluates each customer's credit-worthiness on a case-by-case basis. The amount of collateral, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral normally consists of real property.

(13) CONCENTRATION OF CREDIT RISK

     Practically all of the Company's loans, commitments, and commercial and standby letters of credit have been granted to customers in the Company's market area. Practically all such customers are depositors of the subsidiary bank. Investment in state and municipal securities also include governmental entities within the Company's market area. The concentrations of credit by type of loan are set forth in note 2 to the consolidated financial statements.

     In addition, Federal funds sold were deposited with three banks.

(14) PROFIT-SHARING PLAN

     The Company has in effect a 401(K) profit sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old and who have completed 1,000 hours of service. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 1996, 1995 and 1994 the employer matched .50 cents per dollar of employee contributions up to a maximum of 6% of the employee compensation. The Company's contribution for the year, including administrative fees, totaled $55,000 for 1996, $45,000 for 1995, and $38,000 for 1994.

                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(15) REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

     The Company and its wholly-owned bank subsidiary are subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation, the Federal Reserve and the Tennessee Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken could, have a direct material effect on the Company's financial statements. The Company's capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the Company's and subsidiary bank's capital status and the amounts of dividends the subsidiary may distribute. At December 31, 1996, management believes that the Company and its subsidiary meet all such capital requirements to which they are subject.

     The Company and its subsidiary bank are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1996, the Company and its bank subsidiary are required to have minimum Tier I and Tier II (total capital) ratios of 4.0% and 8.0%, respectively. The actual ratios at that date were 10.1% and 11.2%, respectively. The subsidiary bank's Tier I ratio was 10.6% and the Tier II ratio was 11.8% at December 31, 1996. The leverage ratios at December 31, 1996 were 7.1% for the Company and 7.5% for the subsidiary bank and the minimum requirements were 4.0%.

(16) DIVIDEND REINVESTMENT PLAN

     Under the terms of the Company's dividend reinvestment plan holders of common stock may elect to automatically reinvest cash dividends in additional shares of common stock. The Company may elect to sell original issue shares or to purchase shares in the open market for the account of participants. Original issue shares of 7,224 in 1996 were sold to participants under the terms of the plan.

(17) STOCK OPTION PLAN

     In April, 1993, the stockholders of the Company approved the 1993 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 106,000 shares of common stock, to employees, nonemployee directors and advisors of the Company and up to 53,000 shares of common stock to the Directors of the Company.

                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(17) STOCK OPTION PLAN, CONTINUED

     Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of the common stock on the grant date.

     In 1995, SFAS 123 "Accounting for Stock Based Compensation" (SFAS 123) changed the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net earnings and net earnings per common share would have been reduced to the proforma amounts indicated below:

                                                                    1996                   1995                   1994
                                                                    ----                   ----                   ----
Net income..................................  As Reported       $     2,350            $    1,741            $    1,330
                                              Proforma          $     2,337            $    1,728            $    1,329

Earnings Per Share..........................  As Reported       $      2.49            $     1.87            $     1.43
                                              Proforma          $      2.48            $     1.86            $     1.42

     Accordingly, due to the initial phase-in period, the effects of applying this statement for proforma disclosures are not likely to be representative of the effects on reported net income for future years.

     A summary of the stock option activity for 1996, 1995 and 1994 is as follows:


                                              1996                     1995                      1994
                                      ---------------------    ----------------------    ----------------------
                                                   Weighted                  Weighted                  Weighted
                                                   Average                   Average                   Average
                                                   Exercise                  Exercise                  Exercise
                                       Shares       Price       Shares        Price       Shares         Price
                                      --------    ---------    --------     ---------    -------      ---------
Outstanding at beginning of year       114,464       11.44       80,672       10.05       79,400         10.00

Granted                                    528       19.00       33,792       14.76        2,000         12.00

Exercised                                 (962)      10.88         (200)      12.00         (526)        10.00

Forfeited                                   --          --           --          --           --            --
                                       -------       -----      -------       -----       ------         -----
Outstanding at end of year             114,030       11.40      114,464       11.44       80,072         10.05
                                       -------       -----      -------       -----       ------         -----
Options exercisable at year end         38,993                   27,616                   15,552
                                       =======                  =======                   ======


                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(17) STOCK OPTION PLAN, CONTINUED

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                        ----------------------------------------     -------------------------------
                                                      WEIGHTED
                          NUMBER          WEIGHTED     AVERAGE         NUMBER        WEIGHTED
  RANGE OF              OUTSTANDING        AVERAGE    REMAINING      EXERCISABLE      AVERAGE
  EXERCISE                  AT            EXERCISE   CONTRACTUAL         AT          EXERCISE
   PRICES                12/31/96           PRICE       LIFE          12/31/96         PRICE
----------              -----------   ------------   -----------     -----------   -------------
$10 to $13              83,880        $   10.19      6.1 years       31,640        $   10.10
$15 to $19              30,150        $   15.07      6.0 years        7,353        $   15.04

(18) DEFERRED COMPENSATION PLAN

     The Company provides its directors with the opportunity to participate in an unfunded, deferred compensation program, which also provides for death and disability benefits. There were six participants in the program at December 31, 1996 and 1995. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain the sole property of the Company, which uses them together with additional corporate funds, to purchase either insurance policies on the lives of the participants or other investments. The insurance policies, which remain the sole property of the Company, are payable to the Company upon the death or permanent disability of the participant. The Company separately contracts with the participants to pay benefits based upon the deferred amount compounded at a floating interest rate of prime as reported in the Wall Street plus two percent. At December 31, 1996, the deferred compensation liability totaled $100,000 as compared to $71,000 at December 31, 1995. The cash surrender value of life insurance was $163,000 and $120,000 at December 31, 1996 and 1995, respectively. The face amount of the insurance policies in force at December 31, 1996 approximated $1,058,000. The program is not qualified under Section 401 of the Internal Revenue Code.

                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(19) FIRST FINANCIAL CORPORATION -
       Parent Company Financial Information

                          FIRST FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                                                 IN THOUSANDS
                                                               -------------------------------------------
                           ASSETS                                     1996                        1995
                                                                      ----                        ----
Cash .......................................................   $          42*                          83*
Investment in commercial bank subsidiary....................          13,893*                      11,923*
Due from commercial bank subsidiary.........................               9*                          36*
Other assets................................................              34                            9
                                                               -------------                  -----------

  Total assets..............................................   $      13,978                       12,051
                                                               =============                  ===========
          Liabilities and Stockholders' Equity
Short-term borrowings.......................................   $         800                          996
Accrued interest payable....................................               5                            8
                                                               -------------                  -----------
                                                                         805                        1,004
                                                               -------------                  -----------
Stockholders' equity:
  Preferred stock, no par value, authorized 5,000,000
     shares, no shares issued...............................              --                           --
  Common stock, $2.50 par value, authorized 5,000,000
     shares, issued 1,068,914 and 1,060,728 shares,
     respectively...........................................           2,672                        2,651
  Additional paid-in capital................................           3,850                        3,741
  Retained earnings.........................................           7,879                        5,715
  Net unrealized gains on available-for-sale securities, net of applicable income taxes of $17,000 and $121,000,
     respectively...........................................              29                          197
                                                               -------------                  -----------
                                                                      14,430                       12,304

  Less cost of 137,926 shares of treasury stock.............          (1,257)                      (1,257)
                                                               -------------                  -----------
     Total stockholders' equity.............................          13,173                       11,047
                                                               -------------                  -----------

     Total liabilities and stockholders' equity.............   $      13,978                       12,051
                                                               =============                  ===========

     *Eliminated in consolidation.

F-30
                                       28

                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(19) FIRST FINANCIAL CORPORATION -
       Parent Company Financial Information

                          FIRST FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                             STATEMENTS OF EARNINGS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                                                                           In Thousands
                                                          ----------------------------------------------
                                                                1996            1995              1994
                                                                ----            ----              ----
Income:
  Dividends from commercial bank subsidiary........        $      285*            360*               360*
                                                           ----------           -----              -----

Expenses:
  Interest expense.................................                69              87                 80
  Amortization of organization costs...............                 9               9                  8
  Other expenses...................................                39              26                 27
                                                           ----------           -----              -----

                                                                  117             122                115
                                                           ----------           -----              -----
     Earnings before Federal income tax benefits
       and equity in undistributed earnings of
       commercial bank subsidiary..................               168             238                245

Federal income tax benefit.........................                44              46                 44

Equity in undistributed earnings of commercial bank
  subsidiary.......................................             2,138*          1,457*             1,041*
                                                           ----------           -----              -----

       Net earnings................................        $    2,350           1,741              1,330
                                                           ==========           =====              =====

     *Eliminated in consolidation.

                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(19) FIRST FINANCIAL CORPORATION -

     Parent Company Financial Information

                          FIRST FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996



                                                                             IN THOUSANDS, EXCEPT SHARES
                                             -------------------------------------------------------------------------------------
                                                                                               NET
                                                                                            UNREALIZED
                                                                                              GAINS
                                                                                             (LOSSES)
                                                                                                ON
                                                                   ADDITIONAL               AVAILABLE-
                                                  COMMON            PAID-IN     RETAINED     FOR-SALE     TREASURY
                                                   STOCK            CAPITAL     EARNINGS    SECURITIES     STOCK         TOTAL
                                           ---------------------   ----------   ---------   ----------   ----------   -----------
Balance December 31, 1993....................   $2,650             3,735        2,964          -           (765)       8,584

Net earnings for year........................       -                 -        1,330          -              -        1,330

Cash dividends declared, ($.175 per
  share).....................................        -                 -         (159)         -              -         (159)

Issuance of common stock.....................        1                 4            -          -              -            5

Effect of change to market value method
  of accounting for debt and equity
  securities as of January 1, 1994...........        -                 -            -         (7)             -           (7)

Net change in unrealized loss during the
  year, net of tax benefits of $234,000......        -                 -            -       (381)             -         (381)

Cost of 48,654 shares of treasury
  stock......................................        -                 -            -          -           (487)        (487)
                                                ------             -----        -----       ----         ------       ------
Balance December 31, 1994....................    2,651             3,739        4,135       (388)        (1,252)       8,885

Net earnings for year........................        -                 -        1,741          -              -        1,741

Cash dividends declared ($.175 per
  share).....................................        -                 -         (161)         -              -         (161)

Issuance of 200 shares of common stock.......        -                 2            -          -              -            2

Net change in unrealized appreciation
  during the year, net of taxes of
  $360,000 ..................................        -                 -            -        585              -          585

Cost of 468 shares of treasury stock.........        -                 -            -          -             (5)          (5)
                                                ------             -----        -----       ----         ------       ------
Balance December 31, 1995....................    2,651             3,741        5,715        197         (1,257)      11,047

Net earnings for year........................        -                 -        2,350          -              -        2,350

Cash dividends declared ($.20 per
  share).....................................        -                 -         (186)         -              -         (186)

Issuance of 962 shares of common stock.......        3                 8            -          -              -           11

Issuance of 7,224 shares of common stock
  pursuant to dividend reinvestment
  plan.......................................       18               101            -          -              -          119

Net change in unrealized appreciation
  during the year, net of taxes of
  $103,000 ..................................        -                 -            -       (168)             -         (168)
                                                ------             -----        -----       ----         ------       ------
Balance December 31, 1996....................   $2,672             3,850        7,879         29         (1,257)      13,173
                                                ======             =====        =====       ====         ======       ======

                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(19) FIRST FINANCIAL CORPORATION -
      Parent Company Financial Information

                          FIRST FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                            STATEMENTS OF CASH FLOWS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                      In Thousands
                                                                 -----------------------------------------------------
                                                                 1996                       1995                  1994
                                                                 ----                       ----                  ----

Cash flows from operating activities:
  Cash paid to suppliers....................................     $(39)                       (26)                  (27)
  Interest paid.............................................      (72)                       (87)                  (75)
  Income taxes received.....................................       71                         77                     -
                                                                 ----                       ----                  ----
    Net cash used in operating
      activities............................................      (40)                       (36)                 (102)
                                                                 ----                       ----                  ----
Cash flows from investing activities:
  Dividend received from commercial
    bank subsidiary.........................................      285                        360                   360
  Purchase of other assets..................................      (34)                         -                     -
                                                                 ----                       ----                  ----
    Net cash provided by
      investing activities..................................      251                        360                   360
                                                                 ----                       ----                  ----
Cash flows from financing activities:
  Proceeds from (repayments of) short-term
    borrowings..............................................     (196)                       (90)                  385
  Dividends paid............................................     (186)                      (161)                 (159)
  Payments made to acquire treasury
    stock...................................................        -                         (5)                 (487)
  Issuance of common stock..................................      130                          2                     5
                                                                 ----                       ----                  ----
    Net cash used in financing
      activities............................................     (252)                      (254)                 (256)
                                                                 ----                       ----                  ----
Net increase (decrease) in cash and cash
  equivalents...............................................      (41)                        70                     2

Cash and cash equivalents at beginning of
  year......................................................       83                         13                    11
                                                                 ----                       ----                  ----
Cash and cash equivalents at end of year....................     $ 42                         83                    13
                                                                 ====                       ====                  ====

                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(19) FIRST FINANCIAL CORPORATION -
      Parent Company Financial Information, Continued

                          FIRST FINANCIAL CORPORATION
                             (PARENT COMPANY ONLY)

                      STATEMENTS OF CASH FLOWS, CONTINUED

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                 In Thousands
                                                                   -------------------------------------
                                                                   1996               1995          1994
                                                                   ----               ----          ----
Reconciliation of net earnings to net cash used in operating activities:

  Net earnings..............................................       $ 2,350             1,741         1,330

  Adjustments to reconcile net earnings to net cash used in
     operating activities:
       Equity in earnings of commercial bank subsidiary.....        (2,423)           (1,817)       (1,401)
     Amortization of organization costs.....................             9                 9             8
     Decrease (increase) in due from bank subsidiary........            27                31           (44)
     Increase (decrease) in accrued interest................            (3)               --             5
                                                                   -------            ------        ------

       Total adjustments....................................        (2,390)           (1,777)       (1,432)
                                                                   -------            ------        ------

       Net cash used in operating activities................       $   (40)              (36)         (102)
                                                                   =======            ======        ======







                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(20) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (SFAS No. 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

          Cash and short-term investments

               For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

          Securities

               The carrying amounts for short-term securities approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term securities and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

               SFAS No. 107 specifies that fair values should be calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. Accordingly, these considerations have not been incorporated into the fair value estimates.

          Loans

               Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, mortgage, credit card and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.


F-33

                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(20) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

          Loans, Continued

               The fair value of the various categories of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining average estimated maturities.

               The estimated maturity for mortgages is modified from the contractual terms to give consideration to management's experience with prepayments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the fair value presented below would be indicative of the value negotiated in an actual sale.

               The value of the loan portfolio is also discounted in consideration of the credit quality of the loan portfolio as would be the case between willing buyers and sellers. Particular emphasis has been given to loans on the subsidiary bank's internal watch list. Valuation of these loans is based upon borrower performance, collateral values (including external appraisals), etc.

          Deposit Liabilities

               The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Under the provision of SFAS No. 107 the fair value estimates for deposits does not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

          Short-Term Borrowings

          For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

          Advances From Federal Home Loan Bank

          The fair value of these advances is estimated by discounting the future payments using the current rates at which similar advances could be obtained for the same remaining average maturities.

          Long-Term Debt

          The fair value of this instrument is estimated by discounting future payments using the Company's current incremental borrowing rate for a similar instrument.


                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(20) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

          Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees Written

               Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 1996 are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

               The carrying value and estimated fair values of the Company's financial instruments at December 31, 1996 are as follows:

                                                                    IN THOUSANDS
                                                            -------------------------
                                                                       1996
                                                            -------------------------
                                                            CARRYING           FAIR
                                                             AMOUNT            VALUE
                                                             ------            -----
                Financial assets:
                  Cash and short-term investments .......   $   9,137            9,137
                  Securities ............................      42,473           42,473
                  Loans .................................     124,312
                  Less: allowance for loan losses .......      (1,541)
                                                            ---------
                  Loans, net of allowance ...............     122,771          122,729
                                                            ---------

                  Loans held for sale ...................       1,723            1,723

                Financial liabilities:
                  Deposits ..............................     167,445          168,029
                  Short-term borrowings .................         800              800
                  Advances from Federal Home Loan Bank...         993              995
                  Long-term debt ........................         391              381

                Unrecognized financial instruments:
                  Commitments to extend credit ..........          --               --
                  Standby letters of credit .............          --               --


                         FIRST FINANCIAL CORPORATION

                        DECEMBER 31, 1996, 1995 AND 1994

(20) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

          Limitations

               Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

               Fair value estimates are based on estimating on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the subsidiary Bank has a mortgage department that contributes net fee income annually. The mortgage department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                            SUPPLEMENTAL INFORMATION

                          FIRST FINANCIAL CORPORATION
                           1691 NORTH MT. JULIET ROAD
                          MT. JULIET, TENNESSEE 37122



                                 March 19, 1997

Dear Shareholder:

     You are cordially invited to attend the Annual Meeting of Shareholders of First Financial Corporation (the "Company") to be held on April 17, 1997, at 2:00 o'clock p.m., local time, in the community room of First Bank & Trust, 1691 North Mt. Juliet Road, Mt. Juliet, Tennessee. At the Annual Meeting, Shareholders of record as of April 8, 1997, will be entitled to vote upon the election of directors who will serve until their successors have been elected and duly qualified. In addition, the Shareholders will vote upon the ratification of the directors' appointment of Maggart & Associates, P.C. as the Company's independent auditors for the fiscal year ending December 31, 1997, as well as any other business that may properly come before the Annual Meeting.

     The enclosed Proxy Statement describes the proposed election of directors and ratification of appointment of independent auditors, and it contains other information about the Annual Meeting. Please read these materials carefully. IT IS IMPORTANT THAT YOUR SHARES BE REPRESENTED WHETHER OR NOT YOU PLAN TO ATTEND THE ANNUAL MEETING. PLEASE COMPLETE THE ENCLOSED PROXY CARD AND RETURN IT IN THE ENCLOSED ENVELOPE WITHOUT DELAY. IF YOU ATTEND THE ANNUAL MEETING, YOU MAY WITHDRAW YOUR PROXY AND VOTE IN PERSON IF YOU WISH AS SET FORTH IN THE ACCOMPANYING PROXY STATEMENT BY GIVING APPROPRIATE NOTICE ANY TIME BEFORE THE VOTE IN RESPECT OF THE ELECTION OF DIRECTORS IS TAKEN.

     On behalf of your Board of Directors, I urge you to vote FOR Proposals 1 and 2 which are described in the Proxy Statement and set forth on the Proxy Card. I look forward to seeing you at the Annual Meeting.

                                   Sincerely,

                                   FIRST FINANCIAL CORPORATION

                                   /s/ David Major
                                   ---------------------
                                   David Major
                                   Chairman of the Board

                          FIRST FINANCIAL CORPORATION
                           1691 NORTH MT. JULIET ROAD
                          MT. JULIET, TENNESSEE 37122

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                          TO BE HELD ON APRIL 17, 1997

     Notice is hereby given that the Annual Meeting (the "Annual Meeting") of the Shareholders of First Financial Corporation (the "Company") will be held in the Community Room of First Bank & Trust, 1691 North Mt. Juliet Road, Mt. Juliet, Tennessee, on April 17, 1997, at 2:00 o'clock p.m. local time. A Proxy Statement and a Proxy Card are included with these materials.

     The purposes of the Annual Meeting are to consider and to act upon the following matters:

     1. The election of a Board of Directors whose members will serve until their successors have been elected and have duly qualified;

     2. The ratification of the appointment of the firm of Maggart & Associates, P.C. as the Company's independent auditors for the fiscal year ending December 31, 1997; and

     3. The transaction of such other business as may properly come before the Annual Meeting or any adjournment(s) thereof or postponements. The Board of Directors is unaware of any other business to come before the Annual Meeting at the present time.

     Any action may be taken on any of these items of business at the Annual Meeting on its scheduled date or at any one or more adjournments or postponements thereof. Only Shareholders of record of the Company's Common Stock at the close of business on April 8, 1997, will be entitled to notice of and to vote at the Annual Meeting and any adjournment(s) or postponement(s) thereof.

                              By Order of the Board of Directors

                              /s/ Robert L. Callis
                              ----------------------
                              Robert L. Callis
                              Secretary to the Board

Mt. Juliet, Tennessee
March 19, 1997

YOUR VOTE IS IMPORTANT. WHETHER OR NOT YOU PLAN TO ATTEND IN PERSON, THE BOARD OF DIRECTORS REQUESTS THAT YOU COMPLETE, DATE, SIGN, AND RETURN THE ENCLOSED PROXY CARD AND USE THE ENCLOSED PRE-ADDRESSED ENVELOPE THAT REQUIRES NO POSTAGE IF MAILED IN THE UNITED STATES. IF YOU ATTEND IN PERSON, YOU MAY REVOKE YOUR PROXY AND VOTE YOUR SHARES AT ANY TIME PRIOR TO THE VOTE IN RESPECT OF THE ELECTION OF DIRECTORS IN PERSON BY NOTIFYING THE SECRETARY OR CHAIRPERSON OF THE ANNUAL MEETING THAT YOU INTEND SO TO DO (AND AS OTHERWISE PROVIDED IN THE PROXY STATEMENT).

                                PROXY STATEMENT
                                       OF
                          FIRST FINANCIAL CORPORATION
                           1691 NORTH MT. JULIET ROAD
                          MT. JULIET, TENNESSEE 37122

                         ANNUAL MEETING OF SHAREHOLDERS
                                 APRIL 17, 1997
                                2:00 O'CLOCK P.M.

      THIS PROXY IS BEING SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS.

     This Proxy Statement is being furnished to the Shareholders of First Financial Corporation (the "Company") in connection with the Annual Meeting of Shareholders of the Company (the "Annual Meeting"). The proxies are to be used at the Annual Meeting, which is scheduled to be held in the Community Room of First Bank & Trust, 1691 North Mt. Juliet Road, Mt. Juliet, Tennessee on April 17, 1997, at 2:00 o'clock p.m. local time, and any adjournments or postponements thereof. The purpose of the Annual Meeting is to elect ten Directors for one-year terms to serve until their successors are elected and duly qualified, and to approve the selection of Maggart & Associates, P.C., as the Company's independent auditors for the fiscal year ending December 31, 1997. The enclosed Notice of Annual Meeting and this Proxy Statement are being first mailed to Shareholders on or about March 19, 1997.

     Each copy of this Proxy Statement mailed to Shareholders is accompanied by a form of proxy solicited by the Board of Directors of the Company for use at the Annual Meeting and at any adjournment(s) or postponement(s) thereof.

                             REVOCABILITY OF PROXY

     A Shareholder of record who signs and returns a proxy in the accompanying form may revoke the same at any time before the authority granted thereby is exercised by attending the Annual Meeting and electing to vote in person, by filing with the Secretary of the Company a written revocation, or by duly executing a proxy bearing a later date. (Such later executed and dated proxy, to be effective, must be delivered to the Chairperson of the Annual Meeting before the vote in respect of Proposal No. 1 is taken.) Unless so revoked, the shares represented by the proxy will be voted at the Annual Meeting. Where a choice is specified on the proxy, the shares represented thereby will be voted in accordance with such specifications. If no specification is made, such shares will be voted for the election of all Director nominees and for the approval of Maggart & Associates, P.C., as the Company's independent auditors for the 1997 fiscal year. Abstentions and broker non-votes will not be counted as affirmative votes. Neither the Tennessee Business Corporation Act, nor the Company's Charter or Bylaws, address the treatment of abstentions and broker non-votes.

                VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     The securities entitled to vote at the Annual Meeting are the Company's common voting shares, par value $2.50 (the "Common Stock"), the Company's only outstanding class of securities. The Board of Directors has fixed the close of business on April 8, 1997, as the record date and, accordingly, only holders of record of shares of the Common Stock at the close of business on April 8, 1997, are entitled to receive notice of, and to vote at, the Annual Meeting. As of February 28, 1997, there were 930,988 shares of the Common Stock outstanding and entitled to vote, with each share entitled to one vote as to all matters. The presence in person or by proxy of at least a majority of the total number of outstanding shares of the Common Stock entitled to vote is necessary to constitute a quorum at the Annual Meeting. Once a quorum is present, the affirmative vote of at least a plurality of the outstanding shares of the Common Stock is necessary to elect directors and to approve any other item of business planned to be voted upon at the Annual Meeting. A share, once represented for any purpose at the Annual Meeting, is deemed present for purposes of determining a quorum for the Annual Meeting (unless the Annual Meeting is adjourned and a new record date is set for the adjourned meeting), even if the holder of the share abstains from voting with respect to any matter brought before the Annual Meeting.

     The Company is authorized to issue 5,000,000 shares of its Common Stock and 5,000,000 shares of FFC Preferred Stock. The 930,988 shares of the Company's Common Stock issued and outstanding at February 28, 1997, are exclusive of shares reserved for options. No shares of the FFC Preferred Stock were issued and outstanding or committed for issuance at that date.

     The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (1) directors of the Company, and (2) the directors and executive officers of the Company as a group. No person known to the Company is the beneficial owner of more than 5% of the issued and outstanding shares of the Company's Common Stock. This information is based on information filed with or provided to and by the Company as of February 14, 1997. This table includes, in the ownership and percentage calculations, the shares subject to options which may be exercised within the next sixty days by all Directors and Executive Officers who are option holders in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). However, each Director's percentage of ownership is based on such Director's pro forma ownership (including shares subject to being obtained by the exercise of options within the next 60 days) and the actual number of shares outstanding (930,988) at said date.

                                                                      AMOUNT AND
                                                                       NATURE OF          PERCENT
        NAME AND ADDRESS                                             OF BENEFICIAL           OF
        OF BENEFICIAL OWNER                                            OWNERSHIP          CLASS(1)
        -------------------                                            ---------          --------
  (1)   Harold G. Bone..............................................    31,977(2)          3.44%
        2145 Carthage Hwy.
        Lebanon, TN 37087

        Robert L. Callis............................................    28,692(3)          3.08%
        2745 No Mt Juliet Rd
        Mt. Juliet, TN 37122

        Morris D. Ferguson..........................................    13,396             1.44%
        1932 Arlington Drive
        Lebanon, TN 37087

        Arthur P. Gardner...........................................     5,612(4)            *
        154 Spring Valley Road
        Nashville, TN 37214

                      (TABLE CONTINUED ON FOLLOWING PAGE.)

                                                                        AMOUNT AND
                                                                         NATURE OF          PERCENT
        NAME AND ADDRESS                                               OF BENEFICIAL           OF
        OF BENEFICIAL OWNER                                              OWNERSHIP          CLASS(1)
        -------------------                                            -------------        --------
        M. Dale McCulloch...........................................    44,060(5)            4.73%
        818 Moreland Hills Drive
        Mt. Juliet, TN 37122

        David Major.................................................    23,199(6)            2.49%
        1691 North Mt. Juliet Road
        Mt. Juliet, TN 37122

        Dan E. Midgett..............................................    18,296(7)            1.97%
        4138 Andrew Jackson Parkway
        Hermitage, TN 37076

        Monty Mires.................................................    21,885(8)            2.35%
        5361 Stewarts Ferry Pike
        Mt. Juliet, TN 37122

        James S. Short..............................................    23,642(9)            2.54%
        1691 North Mt. Juliet Road
        Mt. Juliet, TN 37122

        Harold W. Sutton............................................    18,939(10)           2.03%
        489 Wilson Drive
        Mt. Juliet, TN 37122

   2)   Directors and Executive.....................................   275,399(11)          29.58%
        Officers as a Group (14 individuals)

-----------------------
* LESS THAN 1%.

                                 NOTES TO TABLE

     (1) The percentages shown are based on 930,988 total shares outstanding as of February 14, 1997. The shares shown in each Director's column, and in the group total, include shares beneficially owned at February 14, 1997 by the named individual and those obtainable by the exercise of shares by such person within the next 60 days. The percentages include, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3(d)(1) of the Exchange Act. Unless otherwise indicated, a shareholder possesses sole voting and investment power with respect to all of the shares shown opposite her or his name, including shares held in her or his individual retirement account. Each Director (in the capacity of Director) has been granted options to acquire 4,000 shares, of which 1,396 are subject to exercise within sixty days and which 1,396 options for shares have been included in each Director's total on a pro forma basis. Directors Gardner and Midgett have exercised 264 of the options available to each of them, and Director McCulloch has exercised 962 of the options granted to him. Shares held in self-directed Individual Retirement Accounts have been shown in each Director's total classified as sole voting and dispositive authority.

     (2) This Director has voting and investment authority with respect to 15,412 of the shares indicated as custodian for his children.

     (3) This Director disclaims voting and investment authority as to 4,089 shares controlled by his spouse. This Director also shares voting and dispositive authority as to 400 of the shares that are part of a trust.

     (4) This Director shares voting and investment authority as to 1,679 shares held jointly with his spouse and disclaims voting and investment authority as to 700 shares controlled by his spouse.

     (5) This Director disclaims voting and investment authority as to 1,812 shares registered to minor children or to their custodian(s).

     (6) This Director holds options to acquire shares of the Company as an officer and as a Director, of which 9,472 (inclusive of the above-referenced 1,396 options held as a Director) are exercisable within the next sixty days and which are included within the individual's totals.

     (7) A plan of this Director's company (within the meaning of the Employee Retirement Income Security Act of 1974), owns 4,700 of the shares indicated. This Director disclaims voting and investment authority as to 900 shares controlled by his spouse.

     (8) This Director shares voting and investment authority as to 16,000 shares held jointly with his spouse.

     (9) This Director holds options to acquire shares of the Company as an officer and as a Director, of which 7,624 (inclusive of the above-referenced 1,396 options held as a Director) are exercisable within the next sixty days and which are included within the individual's totals.

    (10) This Director shares voting and investment authority as to 16,295 shares held jointly with his spouse and disclaims voting and investment authority as to 297 shares controlled by his spouse.

    (11) This total includes all options attributable to such Executive
Officers and Directors as well as shares as to which such persons might disclaim voting or investment authority.

                              ==================

                               EXECUTIVE OFFICERS

     The following are the executive officers of the Company and/or First Bank. Unless otherwise indicated, these officers have served in the indicated capacities during the last five years through the date hereof.

        NAME           AGE      OFFICE AND BUSINESS EXPERIENCE
---------------------  ----   ----------------------------------------------------------------------------------
David Major..........  48     Chairman, Director, President and Chief Executive Officer, First Financial
                              Corporation and First Bank.

James S. Short.......  46     Director and Executive Vice President, First Financial Corporation and First
                              Bank.

Sally P. Kimble......  43     Treasurer, Chief Financial and Accounting Officer, First Financial
                              Corporation; Senior Vice President of Operations, Cashier, Chief Financial and
                              Accounting Officer, First Bank.

Allen M. Henson......  55     Senior Vice President.

David B. Penuel......  57     Senior Vice President.

D. Edwin Davenport...  46     Senior Vice President, First Bank, 1994 -- present; Vice President, Cavalry
                              Banking, 1980 -- 1994.

      Officers are elected annually and serve at the pleasure of the Board of Directors.

                                     *****

                    PROPOSAL NUMBER 1--ELECTION OF DIRECTORS

     The Company's Board of Directors consists currently of ten (10) members. Each director is elected for a one-year term to serve until his or her successor is elected and has duly qualified. The Board of Directors has nominated for reelection the currently serving slate of the Board of Directors. (If any Nominee is unable to serve, the shares represented by all valid proxies will be voted for the election of the other Director-Nominees.) At this time the Board of Directors has no knowledge of any reason that any incumbent Director-Nominee might be unavailable to serve if elected.

     THE BOARD OF DIRECTORS RECOMMENDS A VOTE "FOR" ALL OF THE INDIVIDUALS NAMED IN THE FOLLOWING TABLE AS DIRECTORS OF THE COMPANY.

     The following table sets forth the names of the incumbent Director-Nominees of the Board of Directors. Information is provided concerning each such person's age, principal occupation(s) during the past five years, and the year that such person first became a Director(1). (Information concerning each such person's ownership of the Common Stock is set forth elsewhere in this Proxy Statement.)



                                                                              YEAR             POSITION
                                                    POSITION AND          FIRST ELECTED       AND OFFICE
                                                     OFFICE HELD            TO SERVE           HELD WITH
                   NAME                     AGE    WITH FIRST BANK         FIRST BANK         THE COMPANY
                   ----                     ---    ---------------        -------------       -----------
Harold G. Bone(2).........................  55     Director               1990                 Director

Robert L. Callis(3).......................  51     Director & Secretary   1989                 Director & Secretary

Morris D. Ferguson, M.D.(4)...............  64     Director               1990                 Director


Arthur P. Gardner(5)......................  60     Director               1990                 Director

M. Dale McCulloch(6)......................  46     Director               1989                 Director

David Major(7)............................  48     Chairman, President,   1989                 Chairman,
                                                   CEO & Director                              President, CEO
                                                                                               & Director

Dan E. Midgett(8).........................  53     Director               1989                 Director

Monty Mires(9)............................  51     Director               1989                 Director

James S. Short(10)........................  46     Executive Vice         1989                 Executive Vice
                                                   President and                               President and
                                                   Director                                    Director

Harold W. Sutton(11)......................  65     Director               1989                 Director

                                     =====
                                     NOTES
                                     =====

     (1) The following Notes contain a brief summary of the business experience of each of the directors and executive officers of the Company. Except as set forth in these Notes, the named individuals have held the positions set forth in the Table and the Notes during the last five years as their primary occupations and no non-officer of the Company is employed by a parent, subsidiary, or other affiliate of the Company.

     (2) Mr. Bone serves as president of Community Progress Committee, Inc., a not-for-profit company and he is a partner in the construction and farming firm of Bone & Bone. Mr. Bone is also co-owner and manager of Horizon Concrete & Rock, a partner of B and B Enterprises, a building and rental property, and a partner in Hawkins & Bone, a building and rental property.

     (3) Mr. Callis is an attorney and was the sole proprietor of a law practice from 1973 through 1995. Since January 1, 1996, Mr. Callis has been a partner of Callis & Hershey. Mr. Callis provides certain legal services to the Company and to First Bank as described under the discussion of "Certain Relationships and Related Transactions."

     (4) Dr. Ferguson is a physician and is the sole proprietor of his medical practice.

     (5) Mr. Gardner serves as senior vice president of S & S Industries, Inc., a manufacturing company, where his duties include finance and administrative management.

     (6) Mr. McCulloch is the president and managing partner of Jones Bros., Inc., a construction company. He is an investor, officer, and/or partner in various other businesses.

     (7) Mr. Major serves as president, chief executive officer, and a Director of First Bank and the Company. Mr. Major is a founder of First Bank. Since 1991, he has served as a director of Plateau Insurance Company.

     (8) Mr. Midgett is the owner and president of Dan E. Midgett & Co., Inc., a management and financial consulting firm.

     (9) Mr. Mires is a self-employed real estate investor. He served previously as the elected representative of the local district of the House of Representatives of the Tennessee General Assembly for one term. Mr. Mires owns the Pine Creek Golf Course.

    (10) Mr. Short serves as executive vice president and a Director of First Bank and the Company. Mr. Short is a founder of First Bank.

    (11) Mr. Sutton is owner and manager of Harold Sutton Realty, Inc. He is an investor in construction and other types of businesses.

                           =========================

              MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS;
              ELECTION OF DIRECTORS AND APPOINTMENT OF OFFICERS

     The Company's bylaws provide for a Board of Directors of not fewer than 5 nor more than 25 persons. There are currently 10 members of the Board of Directors. All Directors hold office for one year (until the next Annual Meeting of the Company's Shareholders) and until their successors are duly elected and qualified. The entire Board of Directors is elected at each Annual Meeting by the Shareholders of the Company. The Directors serve also as the Directors of First Bank.

     The Board of Directors of the Company meets annually and on call. During the fiscal year ended December 31, 1996, the Board of Directors met eight times (seven were special meetings). No Director attended fewer than 75% of the total of (i) the meetings of the Board of Directors of the Company and (ii) the meetings of the committees of the Board of Directors of the Company of which the Director is a member.

     The executive officers are appointed by, and serve at the discretion of, the Company's Board of Directors. These officers are subject to reelection by the Company's Board of Directors annually, and it is anticipated that all such officers will be reelected to their current positions. No officer or employee has an employment agreement with First Bank or the Company.

     The Board of Directors has established various committees, including the Executive Committee, the Audit Committee, the Compensation Committee, the Stock Option Committee, and the Nominating Committee. These committees meet at call. The reports and minutes of these committees are received and considered by the Company's Board of Directors at its regular meetings. Generally these committees are joint with First Bank.

     The Executive Committee performs, to the extent practicable, a wide variety of functions for the Board of Directors and acts for and on behalf of the full Board of Directors when the Board of Directors is not in session. The Audit Committee is a joint committee of the Company and First Bank. It is composed of all Directors other than the officer-Directors (Messrs. Major and Short), none of whom is an employee of the Company or any of the Company's corporate affiliates. Audit Committee Responsibilities include engagement of independent auditors, review of audit fees, supervision of matters relating to audit functions, review and setting of internal policies and procedures regarding audits, accounting and other financial controls, and reviewing related party transactions.

                             EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

     No chief executive or other executive officer ceased to serve as such at any time during the last fiscal year. The following table sets forth the compensation for the services in all capacities to the Company for the fiscal year ended December 31, 1996, of those persons who were the Company's Chief Executive Officer at any time during the 1996 fiscal year and the other four most highly compensated executive officers as of December 31, 1996 whose total annual salary and bonus equals or exceeds $100,000:



                          SUMMARY COMPENSATION TABLE

                                   Annual Compensation                                    Long-Term Compensation
                         ---------------------------------------            ----------------------------------------------------
                                                                                   Awards                     Payouts
                                                                            ---------------------  -----------------------------
                                                                                       Securities
                                                                            Restricted Underlying
  Name and                                                    Other           Stock     Options/
  Principal                                                   Annual          Awards(s)   SARs       LTIP          All Other
  Position         Year        Salary($)       Bonus($)    Compensation($)(2)   ($)     (#)(2)    Payouts($)   Compensation($)(6)
  --------         ----        ---------       --------    ------------------   ---     ------    ----------   ------------------
  David Major,     1996        $126,880         $3,952         $21,512           N/A     - 0-      $ -0-           $3,649
  President/CEO    1995         122,000          - 0-           14,170           N/A     4,864       -0-            3,665
                   1994         118,450          - 0-           15,964           N/A     - 0-        -0-            3,721



                  NOTES TO SUMMARY COMPENSATION TABLE

   (1) This amount includes Director's fees, automobile usage, insurance premiums, sales pay, and club dues.

   (2) The amounts in this column reflect the number of unexercised options granted to the named person(s) in the year(s) indicated.

   (3) This amount represents the Company's contribution to the Company's 401(k) plan on behalf of the named executive(s).


                                  -----------

STOCK OPTION GRANTS

     The Company granted no stock options under its existing stock option plan to the named executive officer(s) during 1996. In 1995, the Company granted 4,864 stock options to the executive officer(s) named in the Summary Compensation Table (with per share data adjusted to reflect the two-for-one stock split that occurred in 1996). Of these, twelve and one-half percent are exercisable during any twelve month period, subject to certain specified limitations. All options granted in 1995 were granted at the then estimated fair market value of $15.00 per share at the date of grant. In 1993, the Company granted such named executive officer(s) 20,640 stock options, of which ten percent are exercisable during any twelve month period, subject to certain specified limitations. All shares were granted at the then estimated fair market value of $10.00 per share at the date of grant. The Company has granted no stock appreciation rights to the executive officer(s) named in the Summary Compensation Table.

1996 STOCK EXERCISES

     The table below provides information as to exercises of options under the Company's stock option plan by the named executive officer(s) reflected in the Summary Compensation Table and the year-end value of unexercised options held by such officer(s). (The Company grants no stock appreciation rights.)

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                  YEAR AND FISCAL YEAR END OPTION/SAR VALUES(1)

                                                      NUMBER OF                        VALUE OF
                                                SECURITIES UNDERLYING                 UNEXERCISED
                                                     UNEXERCISED                     IN-THE MONEY
                  SHARES                             OPTIONS/SARS                    OPTIONS/SARS
                 ACQUIRED                       AT FISCAL YEAR END (#)            AT FISCAL YEAR END
                    ON                               REALIZED ($)                         ($)
                 EXERCISE       VALUE                ------------                         ---
      NAME         (#)       REALIZED ($)     EXERCISABLE/NONEXERCISABLE     EXERCISABLE/NONEXERCISABLE(2)
      ----         ---       ------------     --------------------------     -----------------------------
  David Major,     -0-       $ -0-            9,472/16,032                   $79,168/126,048
  President/CEO

                            NOTES TO PRECEDING TABLE

     (1) Unless otherwise expressly stated, all per share data in this Report on Form 10-KSB have been adjusted to reflect the two-for-one stock split approved by the Shareholders on April 18, 1996.

     (2) This amount represents the difference between the estimated market price on December 31, 1996 of $19.00 per share and the respective exercise price(s) of the options at the date(s) of grant. Such amounts may not necessarily be realized. Actual values that may be realized, if any, upon the exercise of such options will be based on the market price of the Common Stock at the time of any such exercise(s) and thus are dependent upon future performance of the Common Stock.

                                 ------------

     The Company has concluded that it cannot determine without unreasonable effort and expense the specific cash value of all noncash benefits that it and First Bank provided to the named executive officer(s) above during 1996. Noncash compensation provided to certain of these individuals for their service to the Company and to First Bank in 1996 included an expense account, the use of a car provided and maintained by the Company, certain insurance benefits, and paid annual membership in a country club. The cars were available for use of other employees during regular business hours.

BENEFITS

     In April 1993, the stockholders of the Company approved the 1993 First Financial Corporation Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 106,000 shares of common stock, to employees, nonemployee directors and advisors of the Company and up to 53,000 shares of common stock to the Directors of the Company.

     Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of common stock on the grant date.

     The Stock Option Committee designated by the Board administers the Stock Option Plan. The Stock Option Plan may be terminated at any time by the Board of Directors. Options granted under the Stock Option Plan are exercisable as determined by the Board of Directors and generally are expected to vest approximately 10% per year over a ten year period and expire after ten years, although this period may be shortened by the Board of Directors. (Most of the options granted in 1995 vest in equal increments over 8 years; the remainder vest in equal increments over 10 years.) The Stock Option Plan provides that options must be exercised no later than ten years after being granted (five years in the case of incentive Stock Options granted to an employee who owns more than 10% of the voting power of all stock).

     The Stock Option Plan provides that the Board of Directors shall approve the exercise price of options on the date of grant, which for incentive stock options cannot be less than the fair market value of the Common Stock on that date (110% of the fair market value for Incentive Stock Options granted to any employee who owns more than 10% of the voting stock). The number of shares which may be issued under the Stock Option Plan and the exercise prices for outstanding options are subject to adjustment in the event that the number of outstanding shares of Common Stock are changed by reason of stock splits, stock dividends, reclassifications or recapitalizations. In addition, upon a merger or consolidation involving the Company, participants may be entitled to shares in the surviving corporation upon the terms set forth in the Stock Option Plan.

     Options granted under the Stock Option Plan are nontransferable, other than by will, the laws of descent and distribution or, for nonstatutory stock options, pursuant to certain domestic relations orders. Payment for shares of Common Stock to be issued upon exercise of an Option may, if permitted in the option agreement, be made in cash, by delivery of Common Stock valued at its fair market value on the date of exercise or delivery of a promissory note as specified in the option agreement.

     Beginning January 1, 1993, the Company put into effect a 401(k) profit-sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old, who have worked one year, and who have completed 1,000 hours of service. The provisions of the plan provide for both employee and employer contributions. For the year ended December 31, 1996, the employer matched fifty cents ($.50) per dollar of employee contributions up to a maximum of 6% of the employee's compensation. The Company's contribution for the year, including administrative fees, totaled $55,000 as compared with $45,000 for 1995.

     All Shareholders, including Officers and Directors, are eligible to participate in the 1996 First Financial Corporation Dividend Reinvestment Plan in accordance with its terms.

     Please refer to the Consolidated Financial Statements for additional information concerning all of the various benefit plans of the Company and First Bank.

DIRECTOR COMPENSATION

     Each Director receives $1,000 for each regularly scheduled meeting of the Board of Directors ($500 for specially called meetings). Each non-employee Director receives $100 for each specially called Committee Meeting that the Director attends. Directors were paid in 1996 a retainer of $4,000 each for the year 1997. Directors participate also in the Stock Option Plan. See "Benefits" elsewhere in this Report.

     Beginning in 1993, the Company provided it directors with the opportunity to participate in an unfunded, deferred compensation program (the "Program"). The Program provides also for death and disability benefits. There were six participants in the Program at year end 1996 and 1995. Under the Program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain the sole property of the Company, which uses them together with additional corporate funds, to purchase either insurance policies on the lives of the participants or other investments. The insurance policies, which remain the sole property of the Company, are payable to the Company upon the death or permanent disability of the participant. The Company separately contracts with the participants to pay benefits based upon the deferred amount compounded at a floating interest rate of prime as reported in the Wall Street Journal plus two percent. At December 31, 1996, the deferred compensation liability totaled $100,000 (compared to $71,000 at December 31, 1995). The cash surrender value of life insurance was $163,000 at December 31, 1996 (compared to $120,000 at December 31, 1995). The face amount of the insurance policies in force at December 31, 1996 approximated $1,058,000. The Program is not qualified under Section 401 of the Internal Revenue Code.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain Directors and officers of the Company, businesses with which they are associated, and members of their immediate families are customers of First Bank and have had transactions with First Bank in the ordinary course of First Bank's business. All material transactions involving loans and commitments to such persons and businesses have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. The indebtedness of management (including the Directors and their respective interests) and these related parties to First Bank was approximately $2,753,000 at December 31, 1996 and thus equal to an estimated 20.9% of the Company's total Shareholders' equity at December 31, 1996. This indebtedness comprised approximately 2.2% of the total currently outstanding First Bank loans (net of loan loss reserve) as of December 31, 1996. In the opinion of the Board of Directors, such transactions have not involved more than a normal risk of collectibility nor presented other unfavorable features.

     Certain officers receive commissions or incentives in respect of credit life sold through First Bank. The following officers received the following amounts from such sales during 1996: D. Edwin Davenport ($89.99); David Grandstaff ($625.16); Allen M. Henson ($345.41); Joy Leonard ($8.78); David Major ($22.79); Willadeen Miller ($1,507.40); Betty Parks ($25.20); David B. Penuel ($2,009.01); James S. Short ($134.16); Phil Smartt ($1,069.80); Vondie
Smith ($6.86), Adeline Smotherman ($25.06); Charles Styles ($3,413.96) Jeanetta Watson ($27.58); Barbara Wilkerson ($160.01); and Ron Wright ($885.43), for a total of $10,356.60.

     Director Robert L. Callis is an attorney who represents the Company and First Bank on an ongoing basis. First Bank paid Mr. Callis approximately $39,700.00 for services rendered in fiscal 1996. The Bank also referred business to Mr. Callis (which was generally not paid by the Bank). In the opinion of management, Mr. Callis' charges have been consistent with market prices for such services and fair to First Bank and the Company. The Company and First Bank expect to continue to utilize Mr. Callis as their attorney in the future.

     Director Midgett is a first cousin of David Grandstaff, who is a Vice President of First Bank. Director and Executive Vice President Short is a first cousin of First Bank officer Joy Leonard.

                                     *****

           PROPOSAL NUMBER 2--RATIFICATION OF APPOINTMENT OF AUDITORS

     The Board of Directors has appointed Maggart & Associates, P.C. to continue as independent auditors for the Company for the fiscal year that ends December 31, 1997, subject to ratification of such appointment by the Shareholders. Maggart & Associates, P.C. served as the Company's independent auditors for the 1996 fiscal year. A representative of Maggart & Associates, P.C. is expected to be present at the Annual Meeting to respond to Shareholders' questions and will have the opportunity to make a statement if she or he desires.

     To be approved, the appointment of the auditors requires ratification by a majority of the votes cast by the Shareholders at the Annual Meeting. THE BOARD OF DIRECTORS RECOMMENDS THAT THE SHAREHOLDERS VOTE "FOR" THE RATIFICATION OF THE APPOINTMENT OF MAGGART & ASSOCIATES, P.C. AS THE COMPANY'S INDEPENDENT AUDITORS.

                                     *****

                                 OTHER MATTERS

     The Board of Directors is not aware of any other business that might properly come before the Annual Meeting than those matters that are discussed in this Proxy Statement and matters incident to the conduct of the Annual Meeting. If any other matters should properly come before the Annual Meeting, however, it is intended that all validly executed and unrevoked proxies should be voted in the discretion of the proxy holder.

               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Company is not registered pursuant to Section 12 of the Exchange Act, is not a closed-end investment company registered under the Investment Corporation Act of 1940, and is not a holding company registered pursuant to the Public Utility Holding Company Act of 1935. Accordingly, the Company is not subject to Section 16(a) of the Exchange Act.

                             MISCELLANEOUS MATTERS

     All properly executed proxies received by the Company will be voted at the Annual Meeting in accordance with the specifications contained thereon.

     The Company will bear the expense of solicitation of the proxies for the Annual Meeting. The Company will reimburse brokerage firms and other custodians, nominees, and fiduciaries for their reasonable expenses incurred in sending proxy materials to the beneficial owners of the Common Stock in connection with the Annual Meeting. In addition to solicitations by the mails, the Company's directors, officers, and regular employees may solicit proxies personally or by telephonic or telegraphic means, for which they will receive no additional compensation. The Company does not intend to employ or to compensate any other persons or entities to solicit proxies in connection with the Annual Meeting.

     A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 (WITHOUT CERTAIN EXHIBITS), AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, WILL BE FURNISHED WITHOUT CHARGE TO SHAREHOLDERS OF RECORD ON THE RECORD DATE UPON WRITTEN REQUEST THEREFORE DIRECTED TO: CHIEF FINANCIAL OFFICER, FIRST FINANCIAL CORPORATION, 1691 NORTH MT. JULIET ROAD, MT. JULIET, TENNESSEE 37122. COPIES OF THE EXHIBITS CAN BE OBTAINED FROM: CHIEF FINANCIAL OFFICER, FIRST FINANCIAL CORPORATION, 1691 NORTH MT. JULIET ROAD, MT. JULIET, TENNESSEE 37122 FOR A REASONABLE COPYING CHARGE.

                             FINANCIAL INFORMATION

     The Company's Annual Report to Shareholders, including financial statements, for the fiscal year ended December 31, 1996, is being sent to Shareholders contemporaneously. In no event shall any person or entity be entitled to assume that the Annual Report to Shareholders has been or will be incorporated (by reference or otherwise) into this Proxy Statement. The Company does not incorporate the Annual Report of Shareholders into this Proxy Statement.

                             SHAREHOLDER PROPOSALS

     In order to be eligible for inclusion in the Company's proxy statement and form of proxy for the 1998 Annual Meeting of Shareholders, any Shareholder proposal to take action at such 1998 Annual Meeting must be received by the Company at its Main Office, at 1691 North Mt. Juliet Road, Mt. Juliet, Tennessee 37122, no later than December 31, 1997. Unless otherwise required by law, including the Exchange Act, the inclusion of any such Shareholder proposal(s) shall be subject to the requirements of the proxy and other rules adopted pursuant to the Exchange Act and will be included only in the discretion of the Board of Directors.

                                    PROXY
               THIS PROXY IS SOLICITED BY THE BOARD OF DIRECTORS

                          FIRST FINANCIAL CORPORATION
                            1691 NORTH MT. JULIET ROAD
                           MT. JULIET, TENNESSEE 37122

     The undersigned hereby appoint(s) David Major and Robert L. Callis, and each of them, as Proxies, each with full power to appoint his substitute, and hereby authorize(s) either of them to represent and to vote, as designated below, all of the shares of Common Stock of First Financial Corporation held of record by the undersigned at the close of business on April 8, 1997, at the Annual Meeting of Shareholders to be held on April 17, 1997, or any adjournment(s) or postponements thereof.

1.   TO ELECT AS DIRECTORS THE NOMINEES LISTED BELOW:

     [ ] FOR all nominees listed below         [ ] WITHHOLD AUTHORITY to vote
         (except as marked to the contrary         for all Nominees listed
          below                                    below)

     (INSTRUCTIONS: To withhold authority for any individual Nominee, strike a line through the Nominee's name in the list below.)

     Harold G. Bone, Robert L. Callis, Morris D. Ferguson, Arthur P. Gardner, David Major, M. Dale McCulloch, Dan E. Midgett, Monty Mires, James S. Short, Harold W. Sutton

2. To ratify the appointment of the firm of Maggart and Associates, P.C., as the Company's independent auditors for the fiscal year ending December 31, 1997.

              [ ] FOR            [ ] AGAINST         [ ] ABSTAIN

3. In his discretion, each Proxy is authorized to vote upon such other business as properly may come before the Annual Meeting.

     THIS PROXY WHEN PROPERLY EXECUTED WILL BE VOTED IN THE MANNER DIRECTED ABOVE BY THE UNDERSIGNED SHAREHOLDER(S). IF NO DIRECTION IS MADE, THIS PROXY WILL BE VOTED FOR PROPOSALS 1 AND 2 AND IN THE DISCRETION OF THE PROXY AS TO OTHER BUSINESS (IF ANY).

     When shares are held by joint tenants, both should sign. When signing as attorney, executor, administrator, trustee, or guardian, please give full title as such. If a corporation, please sign in full corporate name by the president or other authorized officer. If a partnership, please sign in partnership name by an authorized person.

DATE:             , 1997
     ------------
                                        ---------------------------------------
                                        Signature


                                        ---------------------------------------
                                        Signature, if held jointly

                                 EXHIBIT INDEX

                                                                       SEQUENTIAL
                                                                        NUMBERED
EXHIBIT                          DESCRIPTION                              PAGE
-------  ------------------------------------------------------------  ----------
3(i)     Charter of First Financial Corporation                            64
3(ii)    Bylaws of First Financial Corporation                             *
4.1      Charter of First Financial Corporation (See Exhibit 3(i))         *
4.2      Bylaws of First Financial Corporation (See Exhibit 3(ii))         *
10.1     First Financial Corporation Stock Option Plan**                   **
10.2     First Financial Corporation 1996 Dividend Reinvestment Plan       69
11       Statement re computation of per share earnings                    77
21       Subsidiary of First Financial Corporation                         79
27       Financial Data Schedule (for SEC use only)                       ***

---------------

     * Incorporated by reference to First Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1992.

     ** Incorporated by reference to First Financial Corporation's Annual Report on Form 10-K for the year ended December 31, 1993.

     *** This Exhibit is solely for the use of the United States Securities and Exchange Commission. No paper copy is being filed. This Schedule, filed only in electronic format, contains summary financial information extracted from the financial statements of the Company at December 31, 1996 and is qualified in its entirety by reference to such financial statements as set forth in the Company's Annual Report on Form 10-KSB for the period ending on December 31, 1996.