Form 10QSB
period 1997-03-31
FIRST FINANCIAL CORP / TN
filed 1997-05-15
CIK 878967

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB
MARK ONE

[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
-----                        OF THE EXCHANGE ACT

       FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission File Number 33-426222
                       ---------

                          FIRST FINANCIAL CORPORATION
-------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer As Specified in its Charter)

                   Tennessee                          62-1474162
-------------------------------------------------------------------------------
       (State or Other Jurisdiction of       (IRS Employer Identification
        Incorporation or Organization)                   Number)

                1691 N. Mt. Juliet Road, Mount Juliet, TN  37122
                    (Address of Principal Executive Offices)

                                 (615) 754-2265
-------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

                                 Not Applicable
-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES   X            NO
                             ------            ------
State the number of shares outstanding of each of the issuer's classes of
common equity as of the latest practicable date:      930,988   .
                                                 ----------------

Transitional Small Business Disclosure Format (check one)

                           YES                NO   X
                              ------            ------

This filing contains  16  pages.
                    ------
The Exhibit Index appears at sequential page number  15
                                                   ------

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

         Consolidated Balance Sheets - March 31, 1997 and December 31, 1996.

         Consolidated Statements of Earnings - For the three months ended March 31, 1997 and 1996.

         Consolidated Statements of Cash Flows - For the three months ended March31, 1997 and 1996.

                          FIRST FINANCIAL CORPORATION

                          Consolidated Balance Sheets

                      March 31, 1997 and December 31, 1996

                                  (Unaudited)

                                                          March 31,               December 31,
                                                            1997                      1996
                                                      ---------------           ---------------
       Assets                                                      (In Thousands)
Loans                                                 $       130,685                   124,312
   Less:   Allowance for loan losses                           (1,585)                   (1,541)
                                                      ---------------           ---------------
                 Net loans                                    129,100                   122,771

Securities:
   Securities available-for-sale, at market
     (amortized cost $42,737,000 and
     $42,427,000, respectively)                                42,522                    42,473
Loans held for sale                                             1,211                     1,723
Federal funds sold                                              4,025                     3,725
                                                      ---------------           ---------------
           Total earning assets                               176,858                   170,692

Cash and due from banks                                         6,162                     5,412
Bank premises and equipment, net of
   accumulated depreciation                                     5,467                     5,457
Accrued interest receivable                                     1,718                     1,638
Other real estate                                                   2                         2
Other assets                                                    1,035                       772
                                                      ---------------           ---------------
                                                      $       191,242                   183,973
                                                      ===============           ===============
    Liabilities and Stockholders' Equity

Deposits                                              $       174,082                   167,445
Short-term borrowings                                             800                       800
Accrued interest payable                                          886                       882
Other liabilities                                                 518                       289
Advances from Federal Home Loan Bank                              980                       993
Long-term debt                                                    390                       391
                                                      ---------------           ---------------
           Total liabilities                                  177,656                   170,800
                                                      ---------------           ---------------

Stockholders' equity:
   Preferred stock, no par value, authorized
     5,000,000 shares, no shares issued                          -                         -
   Common stock, $2.50 par value; authorized
     5,000,000 shares, issued 1,068,914 shares
     at March 31, 1997 and December 31, 1996                    2,672                     2,672
   Additional paid-in capital                                   3,850                     3,850
   Retained earnings                                            8,454                     7,879
   Net unrealized gains (losses) on
     available-for-sale securities, net of
     applicable income taxes                                     (133)                       29
   Less cost of 137,926 shares of treasury stock               (1,257)                   (1,257)
                                                      ---------------           ---------------
          Total stockholders' equity                           13,586                    13,173
                                                      ---------------           ---------------
                                                      $       191,242                   183,973
                                                      ===============           ===============

See accompanying notes to consolidated financial statements (unaudited).

                         FIRST FINANCIAL CORPORATION

                     Consolidated Statements of Earnings

                  Three Months Ended March 31, 1997 and 1996

                                 (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                           1997          1996
                                                           ----          ----
                                                         (Dollars In Thousands
                                                        Except Per Share Amount)

Interest income:
    Interest and fees on loans                           $  3,127         2,782
    Interest and dividends on securities:
        Taxable securites                                     505           524
        Exempt from Federal income taxes                      132           103
    Interest on loans held for sale                            32            27
    Interest on federal funds sold                             69            11
    Interest on interest-bearing deposits
        in other banks and other interest                       -             3
                                                         ---------    ---------
                Total interest income                        3,865        3,450
                                                         ---------    ---------
Interest expense:
    Interest on deposits                                     1,758        1,512
    Interest on short term borrowings                           15           19
    Interest on advances from Federal Home
        Loan Bank                                               18           24
   Interest on long-term debt                                    7            7
   Interest on Federal funds purchased                           -            3
                                                         ---------    ---------
                Total interest expense                       1,798        1,565
                                                         ---------    ---------
                Net interest income                          2,067        1,885
Provision for loan losses                                       60           80
                                                         ---------    ---------
                Net interest income after
                  provision for loan losses                  2,007        1,805
                                                         ---------    ---------
Non-interest income:
   Service charges on deposit accounts                         229          187
   Other fees and commissions                                   60           50
   Other income                                                170          162
   Gain on sale of securities                                    -            6
                                                         ---------    ---------
                                                               459          405
                                                         ---------    ---------
Non interest expenses:
   Salaries and employee benefits                              905          768
   Occupancy expenses, net                                      77           75
   Furnitire and equipment expense                             126          120
   Other operating expenses                                    435          372
   Loss on sale of securities                                    5            -
   Data processing fees                                         52           48
                                                         ---------    ---------
                                                             1,600        1,383
                                                         ---------    ---------
Earnings before income taxes                                   866          827
Income taxes                                                   291          284
                                                         ---------    ---------
Net earnings                                             $     575          543
                                                         ---------    ---------
Weighted average number of common and
   common equivalents shares outstanding                   949,496      936,590
Net earnings per common and common                       =========    =========
   equivalent share                                      $     .61          .58
                                                         =========    =========
Dividends per share                                      $       -            -
                                                         =========    =========

   See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                     Consolidated Statements of Cash Flows

                   Three Months Ended March 31, 1997 and 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)


                                                                         1997                    1996
                                                                         ----                    ----
                                                                                 (In Thousands)
Cash flows from operating activities:
         Interest received                                        $      3,773                    3,320
         Fees and commissions received                                     289                      242
         Interest paid                                                  (1,794)                  (1,582)
         Originations of loans held for sale                            (7,056)                  (7,819)
         Proceeds from loan sales                                        7,738                    8,128
         Cash paid to suppliers and employees                           (1,695)                  (1,375)
         Income taxes paid                                                 (55)                     (41)
             Net cash provided by operating                       ------------             ------------
                activities                                               1,200                      873
                                                                  ------------             ------------
Cash flows from investing activities:
         Loans made to customers, net of repayments                     (6,389)                  (6,768)
         Proceeds from sales of available-for-sale
                 securities                                              1,246                    3,800
         Proceeds from maturities of available-for-
                 sale securities                                         1,528                    2,246
         Purchase of available-for-sale securities                      (3,043)                  (3,731)
         Decrease in interest bearing deposits in
                 other banks                                                 -                       98
         Purchase of premise and equipment                                (115)                     (22)
         Increase in other real estate                                       -                       (4)
         Proceeds from sale of other real estate                             -                       82
                                                                  ------------             ------------
             Net cash used in investing activities                      (6,773)                  (4,299)
                                                                  ------------             ------------
Cash flows from financing activities:
         Net increase in time deposits                                   1,703                    1,220
         Net increase in non-interest bearing,
                 savings, and NOW deposit accounts                       4,934                    4,069
         Repayment of long-term debt                                        (1)                      (1)
         Repayment of Federal Home Loan Bank advances                      (13)                     (79)
         Issuance of common stock                                            -                       11
             Net cash provided by financing                       ------------             ------------
               activities                                                6,623                    5,220
                                                                  ------------             ------------
Net increase in cash and cash equivalents                                1,050                    1,794

Cash and cash equivalents at beginning of period                         9,137                    5,633
                                                                  ------------             ------------
Cash and cash equivalents at end of period                        $     10,187                    7,427
                                                                  ============             ============

   See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                   Three Months Ended March 31, 1997 and 1996

                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)



                                                              1997                             1996
                                                              ----        (In Thousands)       ----

Reconciliation of net earnings to net cash
   provided by operating activities:
        Net earnings                                        $       575                        543
        Adjustments to reconcile net earnings to
          net cash provided by operating activities:
            Depreciation and amortization                            93                         89
            Provision for loan losses                                60                         80
            Loss (gain) on sale of available-for-
                     sale securities                                  5                         (6)
            Decrease in loans held for sale                         512                        152
            Increase in other assets, net                          (198)                       (80)
            Increase in interest receivable                         (80)                      (138)
            Increase (decrease) in interest payable                   4                        (17)
            Increase in other liabilities                           229                        250
                                                            -----------                -----------
                      Total adjustments                             625                        330
                                                            -----------                -----------
                      Net cash provided by operating
                         activities                         $     1,200                        873
                                                            ===========                ===========



Supplemental Schedule of Noncash Activities:

        Unrealized gain (loss) in values of
             securities available-for-sale, net
             of income tax benefits of $99,000
             and $181,000, respectively for the
             quarters ended March 31, 1997 and
             1996, respectively.                            $      (162)                      (296)
                                                            ===========                ===========

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

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1997 and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1996 Annual Report to stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

Certain reclassifications have been made to the 1996 amounts to conform to the March 31, 1997 presentation.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

                                                         Three Months Ended
                                                              March 31,
                                                     -----------------------------
                                                     1997                     1996
                                                     ----                     ----
                                                           (In Thousands)
Balance, January 1, 1997 and 1996,
        respectively                            $        1,541                    1,246
Add (deduct):
        Losses charged to allowance                        (26)                     (25)
        Recoveries credited to allowance                    10                        9
        Provision for loan losses                           60                       80
                                                --------------           --------------
Balance, March 31, 1997 and 1996,
        respectively                            $        1,585                    1,310
                                                ==============           ==============

Earnings Per Share

The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus the effect of common shares contingently issuable from stock options. On April 18, 1996 the stockholders approved a two-for-one stock split effective for shareholders of record on May 1, 1996. The weighted average number of shares outstanding used in the computation of earnings per share has been retroactively adjusted to reflect the stock split.

                          FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Registrant and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's 1996 Annual Report to stockholders for a complete discussion of factors that impact liquidity, capital and the results of operations.

         Management's discussion and analysis may include forward-looking statements. Many factors affect First Financial Corporation's (the "Company") financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this discussion and analysis is to provide Form 10-QSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company.

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

         The Company's investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. The Company has $7,297,000 of securities scheduled to mature or reprice in the next twelve months.

                         FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation


Liquidity and Interest Rate Sensitivity Management, Continued


         A secondary source of liquidity is the Bank's loan portfolio. At March 31, 1997 commercial loans of approximately $28 million and other loans (mortgage and consumer) of approximately $56 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis is placed on structuring adjustable rate loans.

         As for liabilities, certificates of deposit of $100,000 or greater of approximately $26 million will become due during the next twelve months. The Bank's deposit base increased approximately $6.6 million during the quarter ended March 31, 1997.

         The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At March 31, 1997, the Bank had $980,000 of these advances.

         As of March 31, 1997, the Bank's asset sensitivity was 5.6% (the excess of earning assets over interest sensitive liabilities divided by total assets at the one year threshold). Management estimates an increase or decrease in interest rates of 1% would have an immaterial impact on earnings.

         It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 22.4% at March 31, 1997 and 22.9% at December 31, 1996.


Capital Resources


         A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 7.1% at March 31, 1997 and 7.2% at December 31, 1996. Total assets increased 4.0% during the three months ended March 31, 1997. Cash dividends of $.20 per share were declared during the year ended December 31, 1996. Cash dividends will be declared in 1997 only in the discretion of the Board of Directors to the extent of available profits. No material change in the mix or cost of capital is anticipated in the foreseeable future.


         At the present time there are no material commitments for capital expenditures other than the branch described below.


         The FDIC, which is the subsidiary's primary federal regulator, has specific guidelines for purposes of evaluating a bank's capital adequacy. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset or commitment.

                         FIRST FINANCIAL CORPORATION

Item 2. Management's Discussion and analysis of Plan of Operation


         The following schedule details the Company's risk-based capital at March 31, 1997 (excluding the effect of the adoption of SFAS No. 115):

                                                             In Thousands
                                                         (except percentages)
         Tier I capital:
             Stockholders' equity                          $       13,719

         Tier II capital:
             Allowable allowance for loan losses
                (limited to 1.25% of risk-weighted
                assets)                                             1,585
                                                           --------------
                    Total capital                          $       15,304
                                                           ==============
         Risk-weighted assets                              $      133,012
                                                           ==============
         Risk-based capital ratios:
                 Tier I capital ratio                               10.31%
                                                           ==============
                 Tier II capital ratio                              11.51%
                                                           ==============


         The Company is required to maintain a Tier II capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At March 31, 1997 and December 31, 1996, the Company and its subsidiary bank were in compliance with these requirements.

         In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets) of 4%. The leverage ratio at March 31, 1997 was 7.21%.

         Management intends to maximize the leverage position of the company consistent with safe and sound business practices and the current regulatory environment. Past decisions by management have committed the Company to a path of growth to achieve the strategic goals of maximum leverage. Management is cognizant of the pressures of this philosophy but believes various combinations of retained earnings, possible additional capital stock issues, possible preferred stock offerings, and other avenues will maintain a capital position consistent with sound banking principles and at the same time reward stockholders with significant profits.

         Effective January 1, 1992, the Company acquired 100% of the common stock of First Bank; and accordingly, became a one bank holding company. The Board of Directors and management believe that the holding company structure enhances flexibility in the expansion of First Bank's business and enables the Bank to be more responsive to its customers' broadening and changing financial needs. In particular, the holding company structure provides greater flexibility in raising additional capital for First Bank. Greater flexibility in raising capital is important in seeking to insure that the growth of the Bank's capital will keep pace with its asset growth.

                         FIRST FINANCIAL CORPORATION

                                 FORM 10-QSB


Item 2.  Management's Discussion and Analysis or Plan of Operation


         There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. During the quarter ended March 31, 1997, the Company did not issue or redeem any shares of its common voting stock. No shares of the Company's common voting stock were redeemed for the year ending December 31, 1996. Privately negotiated trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value. All shares of common stock have been retroactively adjusted for a two-for-one stock split approved on April 18, 1996.

         In April, 1993, the stockholders approved a stock option plan whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At December 31, 1996, 79,400 shares of the options had been granted at $10 per share (1,320 shares have been exercised at March 31, 1997); 2,000 shares had been granted at $12 per share (200 shares have been exercised at March 31, 1997), 4,000 shares had been granted at $13 per share (no shares have been exercised in 1997 as of March 31, 1997), 29,792 shares were granted at $15 per share (170 shares have been exercised in 1997 as of March 31, 1997) and 528 shares were granted at $19 per share (no shares have been exercised in 1997 as of March 31, 1997). The options are granted at the estimated market price of the stock at the date the option was granted. At March 31, 1997 there were 114,030 shares granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At March 31, 1997 options to purchase 43,280 common shares were available for grant in future years.

         At present, the net book value of premises and equipment is 40.2% of the Company's capital. The subsidiary bank now has a significant presence in the Wilson County market with offices in Mt. Juliet, Tennessee, Hermitage, Tennessee and Lebanon, Tennessee. The bank also has a new branch bank facility in Smyrna, Rutherford County, Tennessee which opened in the fourth quarter of 1996. The Company is also in the process of constructing a new branch bank facility in Donelson, Tennessee. Management believes that expansion into these different markets diversifies its risk and provides increased opportunity for generating growth and profits. At present the ratio of fixed assets to capital at the subsidiary bank level is 38.2%. Investment in fixed assets can have a detrimental impact on profits, particularly in the short term.

                         FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation


Results of Operations

         Net earnings were $575,000 for the three months ended March 31, 1997 as compared to $543,000 for the same period in 1996. Earnings per share increased from $.58 in 1996 to $.61 for the same period in 1997.

         As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, i.e., the excess of interest earned over interest paid. This is particularly true with the volatility in interest rates encountered in recent years.

         The Company's interest income, excluding tax equivalent adjustments, increased by $415,000 or 12.0% during the three months ended March 31, 1997 and increased $783,000 or 29.4% for the same period in 1996. The increases were primarily attributable to higher volumes of earning assets. The ratio of average earning assets to total average assets was 90.4% for the quarter ended March 31, 1997 and 93.2% for the year ended December 31, 1996.

         Interest expense increased by $233,000 for the three months ended March 31, 1997 or 14.9% compared to $306,000 or 24.3% for the same period in 1996. The increases in 1997 and 1996 can be attributable largely to an increase in volume and an increase in weighted average interest rates.

         The foregoing increases in interest income and interest expenses resulted in an increase in net interest income of $182,000 or 9.7% during the first three months of 1997 and $477,000 or 33.9% in the comparable period of 1996.

         Since assets are more sensitive to movements in rates this should favor the income statement. Should loan demand not increase, and competition, intent on increasing market share, drive interest expenses up, the net interest margin can be expected to decline.

         The provision for loan losses was $60,000 for the first three months of 1997 compared to $80,000 for the same period in 1996. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrowers ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problems on a timely basis.

                         FIRST FINANCIAL CORPORATION

Item 2.  Management's Discussion and Analysis or Plan of Operation


         The following schedule details selected information as to non-performing loans of the Company at March 31, 1997:

                                   Past Due
                                    90 Days                Non-Accrual

                                            (In Thousands)

        Real estate loans                $       39                88
        Installment loans                        52              -
        Commercial                              132              -
                                         ----------        ----------
                                         $      223                88
                                         ==========        ==========
            Renegotiated loans           $      322              -
                                         ==========        ==========


         At March 31, 1997, loans, which include the above, totaling $1,169,167 were included in the Company's internal classified loan list. Of these loans $391,819 are consumer and $777,348 are commercial loans. The collateral values securing these loans total approximately $2,715,000 ($1,471,000 related to consumer loans and $1,244,000 related to commercial loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

         There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 1997 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

         Non-interest income increased $60,000 or 15.0% exclusive of any securities gains during the three months ended March 31, 1997 and decreased $79,000 or 24.7% for the same period in 1996. The primary increase in non-interest income resulted from increased service charges on deposit accounts and an increase in income generated from sales of mortgage loans. Mortgage loan income (included in other income) for the three month period ended March 31, 1997 was $170,000 as compared to $157,000 for the period ending March 31, 1996. The increase of $13,000 or 8.2% has been caused by the increase in the refinancing of mortgage loans as compared to the same period in last year and the increase in housing development in the subsidiary bank's service area. Additionally, other fees and commissions increased $10,000 or 20.0%.

         Non-interest expense excluding securities transactions increased $212,000 or 15.3% during the first three months of 1997 and $164,000 or 13.5% during the same period in 1996. The increases in 1997 and 1996 were primarily attributable to increases in salaries and employee benefits which is due toincreased number of employees and increases in annual compensation.

         There was a $5,000 security loss in the available-for-sale category for the three months ended March 31, 1997 as compared to a $6,000 security gain during the three months ended March 31, 1996.

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

                         PART II.  OTHER INFORMATION





Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at March 31, 1997 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-QSB for the period ending
     March 31, 1997.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES





         In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           FIRST FINANCIAL CORPORATION
                                           ---------------------------
                                                  (Registrant)




DATE:       May 13, 1997                   /s/   David Major
     --------------------                  ---------------------------
                                           David Major
                                           Chairman, President and
                                             Chief Executive Officer



DATE:       May 13, 1997                   /s/   Sally P. Kimble
     --------------------                  ---------------------------
                                           Sally P. Kimble
                                           Treasurer, Chief Financial Officer
                                           and Chief Accounting Officer