Form 10QSB
period 1997-06-30
FIRST FINANCIAL CORP / TN
filed 1997-08-14
CIK 878967

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



MARK ONE

  [ X ]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

  [   ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

        For the Transition Period From                 to
                                       ---------------    -------------

                        Commission File Number 33-426222

                           FIRST FINANCIAL CORPORATION
        (Exact Name of Small Business Issuer As Specified in its Charter)

              Tennessee                                       62-1474162
   ------------------------------                   ---------------------------
  (State or Other Jurisdiction of                  (IRS Employer Identification
   Incorporation or Organization)                              Number)

                 1691 N. Mt. Juliet Road, Mount Juliet, TN 37122
                 -----------------------------------------------
                    (Address of Principal Executive Offices)

                                 (615) 754-2265
                                 --------------
                           (Issuer's Telephone Number)

                                 Not Applicable
              ---------------------------------------------------
              Former Name, Former Address and Former Fiscal Years,
                          If Changed Since Last Report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES    X     NO
                                    -------     --------


State the number of shares outstanding of each of the issuer's classes of
common equity as of the latest practicable date:      931,388    .
                                                 ----------------

Transitional Small Business Disclosure Format (check one).

                                 YES          NO     X
                                     -------     ---------

This filing contains   17   pages
                      ----
The Exhibit Index appears at sequential pages number  15 and 16
                                                     -----------

                         PART I - FINANCIAL INFORMATION





Item 1.        Financial Statements


The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

      Consolidated Balance Sheets - June 30, 1997 and December 31, 1996.

      Consolidated Statements of Earnings - For the three months and six months ended June 30, 1997 and 1996.

      Consolidated Statements of Cash Flows - For the six months ended June 30, 1997 and 1996.

                           FIRST FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                   (UNAUDITED)

                                                                    June 30,      December 31,
                                                                      1997            1996
                                                                    ---------     ------------
                                                                         (In Thousands)
                                   Assets
Loans                                                               $ 139,361        124,312
   Less: Allowance for loan losses                                     (1,646)        (1,541)
                                                                    ---------       --------
                Net loans                                             137,715        122,771
Securities available-for-sale, at market (amortized cost
   $39,479,000 and $42,427,000, respectively)                          39,544         42,473
Loans held for sale                                                     1,589          1,723
Federal funds sold                                                      4,425          3,725
                                                                    ---------       --------
                Total earning assets                                  183,273        170,692

Cash and due from banks                                                 8,330          5,412
Bank premises and equipment, net of accumulated depreciation            6,074          5,457
Accrued interest receivable                                             1,817          1,638
Other real estate                                                           2              2
Other assets                                                              922            772
                                                                    ---------       --------

                                                                    $ 200,418        183,973
                                                                    =========       ========

                    Liabilities and Stockholders' Equity

Deposits                                                            $ 182,439        167,445
Advances from Federal Home Loan Bank                                      968            993
Short-term borrowings                                                     800            800
Accrued interest payable                                                1,006            882
Other liabilities                                                         402            289
Long-term debt                                                            389            391
                                                                    ---------       --------
                Total liabilities                                     186,004        170,800
                                                                    ---------       --------

Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares,
     no shares issued                                                    --             --
Common stock, $2.50 par value; authorized 5,000,000 shares,
   issued 1,069,314 and 1,068,914 shares, respectively                  2,673          2,672
Additional paid-in capital                                              3,854          3,850
Retained earnings                                                       9,104          7,879
Net unrealized gains on available-for-sale securities, net of
   applicable income taxes                                                 40             29
Less cost of 137,926 shares of treasury stock                          (1,257)        (1,257)
                                                                    ---------       --------
                Total stockholders' equity                             14,414         13,173
                                                                    ---------       --------

                                                                    $ 200,418        183,973
                                                                    =========       ========


See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (UNAUDITED)

                                                             Three Months Ended         Six Months Ended
                                                                  June 30,                  June 30,
                                                            --------------------     --------------------
                                                              1997        1996         1997        1996
                                                            --------     -------     --------     -------
                                                           (Dollars in Thousands, Except Per Share Amounts)
Interest income:
   Interest and fees on loans                               $  3,390       2,906     $  6,517       5,688
   Interest and dividends on securities:
     Taxable securities                                          478         508          983       1,032
     Exempt from Federal income taxes                            136         106          268         209
   Interest on loans held for sale                                34          33           66          60
   Interest on federal funds sold                                 50          33          119          44
   Interest on interest-bearing deposits in other banks         --             2         --             5
                                                            --------     -------     --------     -------
              Total interest income                            4,088       3,588        7,953       7,038
                                                            --------     -------     --------     -------

Interest expense:
   Interest on deposits                                        1,847       1,568        3,605       3,080
   Interest on short term borrowings                              16          18           31          37
   Interest on advances from Federal Home Loan Bank               18          22           36          46
   Interest on Federal funds purchased                          --             2         --             5
   Interest on long-term debt                                      7           7           14          14
                                                            --------     -------     --------     -------
              Total interest expense                           1,888       1,617        3,686       3,182
                                                            --------     -------     --------     -------

              Net interest income                              2,200       1,971        4,267       3,856
Provision for loan losses                                         80          80          140         160
                                                            --------     -------     --------     -------
              Net interest income after provision for
                loan losses                                    2,120       1,891        4,127       3,696
                                                            --------     -------     --------     -------

Non-interest income:
   Service charges on deposit accounts                           265         210          494         397
   Other fees and commissions                                     63          50          123         100
   Other income                                                  217         178          387         340
   Gain on sale of securities                                   --             1         --             7
                                                            --------     -------     --------     -------
                                                                 545         439        1,004         844
                                                            --------     -------     --------     -------

Non-interest expenses:
   Salaries and employee benefits                                926         842        1,831       1,610
   Occupancy expenses, net                                        83          68          160         143
   Furniture and equipment expense                               130         113          256         233
   Other operating expenses                                      496         460          983         880
   Loss on sale of securities                                     43        --             48        --
                                                            --------     -------     --------     -------
                                                               1,678       1,483        3,278       2,866
                                                            --------     -------     --------     -------

              Earnings before income taxes                       987         847        1,853       1,674
Income taxes                                                     337         291          628         575
                                                            --------     -------     --------     -------

              Net earnings                                  $    650         556     $  1,225       1,099
                                                            ========     =======     ========     =======

Weighted average number of shares and common
   equivalent shares outstanding                             949,575     936,696      949,450     936,643
                                                            ========     =======     ========     =======

Net earnings per common and common equivalent share              .68         .59         1.29        1.17
                                                            ========     =======     ========     =======

Dividends per share                                         $   --          --           --          --
                                                            ========     =======     ========     =======




See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                   1997         1996
                                                                 --------      -------
                                                                     (In Thousands)
Cash flows from operating activities:
   Interest received                                             $  7,709        6,854
   Fees and commissions received                                      617          536
   Interest paid                                                   (3,562)      (3,119)
   Originations of loans held for sale                            (18,118)     (17,085)
   Proceeds from loan sales                                        18,639       17,862
   Cash paid to suppliers and employees                            (3,051)      (2,742)
   Income taxes paid                                                 (675)        (628)
                                                                 --------      -------
                Net cash provided by operating activities           1,559        1,678
                                                                 --------      -------

Cash flows from investing activities:
   Loans made to customers, net of repayments                     (15,084)     (15,407)
   Proceeds from sales of available-for-sale securities             4,402        6,365
   Proceeds from maturities of available-for-sale securities        2,144        2,895
   Purchase of available-for-sale securities                       (3,547)      (7,453)
   Decrease in interest bearing deposits in other banks              --             98
   Purchase of premise and equipment                                 (828)        (296)
   Proceeds from sale of other real estate                           --             82
   Increase in other real estate                                     --             (3)
                                                                 --------      -------
                Net cash used in investing activities             (12,913)     (13,719)
                                                                 --------      -------

Cash flows from financing activities:
   Net increase in time deposits                                    4,743        7,985
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                              10,251        3,944
   Repayment of short-term borrowings                                --           (100)
   Repayment of advances from Federal Home Loan Bank                  (25)         (93)
   Repayment of long-term debt                                         (2)          (2)
   Issuance of common stock                                             5           11
                                                                 --------      -------
                Net cash provided by financing activities          14,972       11,745
                                                                 --------      -------

Net increase (decrease) in cash and cash equivalents                3,618         (296)

Cash and cash equivalents at beginning of period                    9,137        5,633
                                                                 --------      -------

Cash and cash equivalents at end of period                       $ 12,755        5,337
                                                                 ========      =======





See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                      1997         1996
                                                                     -------      ------
                                                                        (In Thousands)
Reconciliation of net earnings to net cash provided by
   operating activities:
     Net earnings                                                    $ 1,225       1,099
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                                     146         168
       Provision for loan losses                                         140         160
       Loss (gain) on sale of available-for-sale securities               48          (7)
       Decrease in loans held for sale                                   134         476
       Increase in interest receivable                                  (179)       (190)
       Increase in other assets, net                                    (167)       (112)
       Increase in other liabilities                                      88          21
       Increase in interest payable                                      124          63
                                                                     -------      ------
                Total adjustments                                        334         579
                                                                     -------      ------

                Net cash provided by operating activities            $ 1,559       1,678
                                                                     =======      ======


Supplemental schedule of non-cash activities: (In Thousands)

     Unrealized gain (loss) in value of securities available-for sale, net of tax expense of $8 in 1997 and income
       tax benefits of $351 in 1996                                  $    11        (574)
                                                                     =======      ======







See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of First Financial Corporation and its wholly-owned subsidiary, First Bank and Trust.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, and the results of operations for the three months and six months ended June 30, 1997 and 1996 and changes in cash flows for the six months ended June 30, 1997 and 1996, respectively. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1996 Annual Report to stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                           Six Months Ended
                                                                June 30,
                                                          -------------------
                                                           1997         1996
                                                          -------      ------
                                                            (In Thousands)
      Balance, January 1, 1997 and 1996, respectively     $ 1,541       1,246
      Add (deduct):
         Losses charged to allowance                          (49)        (40)
         Recoveries credited to allowance                      14          16
         Provision for loan losses                            140         160
                                                          -------      ------
      Balance, June 30, 1997 and 1996, respectively       $ 1,646       1,382
                                                          =======      ======


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

              The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. The Company has approximately $7.4 million of securities scheduled to mature or reprice in the next twelve months.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

              A secondary source of liquidity is the Bank's loan portfolio. At June 30, 1997 first mortgage loans of approximately $18 million and other loans of approximately $68 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

              As for liabilities, certificates of deposit of $100,000 or greater of approximately $26 million will become due or subject to repricing during the next twelve months. The Bank's deposit base increased approximately $15 million during the six months ended June 30, 1997.

              The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At June 30, 1997 the Bank had $968,000 of these advances and has a total line of credit with the FHLB of $9,000,000. In addition, the subsidiary has a line of credit with other banks totaling $14,000,000 which can be used to purchase Federal funds. The Company also has a $5,000,000 line of credit which currently has an outstanding balance of $800,000.

              As of June 30, 1997, the Bank's liability sensitivity was 2.5%, excess of interest sensitive liabilities over earning assets divided by total assets at the one year threshold. Management estimates an increase or decrease in interest rates of 1% would have an immaterial impact on earnings.

              It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 18.8% at June 30, 1997 and 22.9% at December 31, 1996.

CAPITAL RESOURCES

              A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 7.2% at June 30, 1997 and December 31, 1996. Total assets increased 8.9% during the six months ended June 30, 1997. Cash dividends of $.20 per share were paid during the year ended December 31, 1996. No cash dividends were paid during the first six months of 1997 or 1996. Cash dividends will be paid or increased in the remainder of 1997 over 1996 only in the discretion of the Board of Directors to the extent profits increase. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

CAPITAL RESOURCES, CONTINUED

              The following schedule details the Company's risk-based capital at June 30, 1997 (excluding the effect of the adoption of SFAS No. 115):

                                                               In Thousands
                                                               ------------
                                                            (except percentages)
       Tier I capital:
          Stockholders' equity                                 $       14,374

       Tier II capital:
          Allowable allowance for loan losses                           1,646
                                                               --------------
                       Total capital                           $       16,020
                                                               ==============

       Risk-weighted assets                                    $      143,173
                                                               ==============

       Risk-based capital ratios:
          Tier I capital ratio                                          10.03%
                                                               ==============
          Tier II capital ratio                                         11.19%
                                                               ==============

              The Company is required to maintain a Tier II capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At June 30, 1997, the Company and its subsidiary bank were in compliance with these requirements.

              In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets) of 4%. The leverage ratio at June 30, 1997 was 7.45%.

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

              Effective January 1, 1992, the Company acquired 100% of the common stock of First Bank and, accordingly, became a one bank holding company. The Board of Directors and management believe that the holding company structure will permit greater flexibility in the expansion of First Bank's present business and will assist the Bank in being more responsive to its customers' broadening and changing financial needs. In particular, the holding company structure was adopted to provide greater flexibility in raising additional capital for First Bank. Greater flexibility in raising capital is an important component in seeking to assure that the growth of the Bank's capital will keep pace with its asset growth.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

CAPITAL RESOURCES, CONTINUED

              There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide liquidity in the shares. All shares of common stock have been retroactively adjusted for the two-for-one stock split approved on April 18, 1996. During the six months ended June 30, 1997, the Company issued 400 shares of its common voting stock in connection with the exercise of stock options and no shares were redeemed. No shares of the Company's voting common stock were redeemed for the year ending December 31, 1996. Transactions involving the Company, its directors and officers may not be reliable indicators of value.

              In April, 1993, the stockholders approved a stock option plan whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At June 30, 1997, 79,400 shares had been granted at $10 per share (1,320 shares have been exercised at June 30, 1997), 2,000 shares had been granted at $12 per share (600 shares have been exercised at June 30, 1997), 4,000 shares were granted at $13 per share, (no shares have been exercised as of June 30, 1997), 29,792 shares were granted at $15 per share (170 shares have been exercised at June 30, 1997) and 528 shares were granted at $19 per share (no shares have been exercised as of June 30, 1997). The options are granted at the estimated market price of the stock at the date the option was granted. At June 30, 1997 there were 113,630 shares granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At June 30, 1997 options to purchase 43,280 common shares were available for grant in future years.

              At present, the net book value of premises and equipment is 42.1% of the Company's capital. The subsidiary bank now has a significant presence in the Wilson County market with offices in Mt. Juliet, Tennessee, Hermitage, Tennessee and Lebanon, Tennessee. The bank also has a new branch bank facility in Smyrna, Rutherford County, Tennessee which opened in the fourth quarter of 1996. The Company is also in the process of constructing a new branch bank facility in Donelson, Davidson County, Tennessee. Management believes that expansion into these different markets diversifies its risk and provides increased opportunity for generating growth and profits. At present the ratio of fixed assets to capital at the subsidiary bank level is 40.0%. Investment in fixed assets can have a detrimental impact on profits, particularly in the short term.


RESULTS OF OPERATIONS

              Net earnings were $1,225,000 for the six months ended June 30, 1997 as compared to $1,099,000 for the same period in 1996. Earnings per share increased from $1.17 in 1996 to $1.29 for the same period in 1997.

              As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, which is the excess of interest earned over interest paid. This is particularly true with the volatility in interest rates encountered in recent years.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              The Company's interest income, excluding tax equivalent adjustments, increased by $915,000 or 13% during the six months ended June 30, 1997 and $1,378,000 or 24.3% for the same period in 1996. Interest income for the quarter ended June 30, 1997 increased $500,000 or 13.9% over the quarter ended June 30, 1996 and $223,000 or 5.8% over the first quarter of 1997. The increases were primarily attributable to higher volumes of earning assets. The ratio of average earning assets to total average assets was 94.7% for the six months ended June 30, 1997 and 93.2% for the year ended December 31, 1996.

              Interest expense increased by $504,000 the six months ended June 30, 1997 or 15.8% compared to an increase of $528,000 or 19.9% for the same period in 1996. Interest expense for the quarter ended June 30, 1997 increased $271,000 or 16.8% as compared to the quarter ended June 30, 1996 and increased $90,000 or 5% over the first quarter of 1997. The increases in 1997 and 1996 can be attributable largely to an increase in volume.

              The foregoing resulted in an increase in net interest income of $411,000 or 10.7% during the first six months of 1997 and $850,000 or 28.3% in the comparable period of 1996. Net interest income for the quarter ended June 30, 1997 increased $229,000 or 11.6% as compared to $373,000 or 23.3% for the comparable period of 1996.

              Since assets are more sensitive to movements in rates this should favor the income statement. Should loan demand not increase, the competition, intent on increasing market share, could drive interest expenses up and the Company's net interest margin will decline.

              The provision for loan losses was $140,000 for the first six months of 1997 compared to $160,000 for the same period in 1996. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problem loans on a timely basis.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              The following schedule details selected information as to non-performing loans of the Company at June 30, 1997:

                                                              Past Due
                                                90 Days      Non-Accrual
                                                -------      -----------
                                                   (In Thousands)

      Real estate loans                           $ 84          288
      Installment loans                             72          --
      Commercial                                   144           11
                                                  ----          ---
                                                  $300          299
                                                  ====          ===

                      Renegotiated loans          $237          --
                                                  ====          ===

              At June 30, 1997, loans which include the above, totaling $2,326,323 were included in the Company's internal classified loan list. Of these loans $855,391 are consumer and $1,470,932 are commercial loans. The collateral values securing these loans are estimated at approximately $4,578,000, ($1,618,000 related to consumer loans and $2,960,000 related to commercial loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

              There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 1997 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

              Non-interest income, excluding securities transactions, increased $167,000 or 20% during the six months ended June 30, 1997 and increased $152,000 or 22.2% for the same period in 1996. The increase for the quarter ended June 30, 1997 was $107,000 or 24.4% as compared to the comparable quarter in 1996 and an increase of $86,000 or 18.7% as compared to the three months ended March 31, 1997. The primary increase in non-interest income consists of an increase in income generated from sales of mortgage loans. Mortgage loan income (included in other income) for the six month period ended June 30, 1997, was $387,000 as compared to $331,000 for the period ending June 30, 1996. The increase of $56,000 or 16.9% has been caused by the increase in the refinancing of mortgage loans as compared to the same period in last year and the increase in housing development in the subsidiary bank's service area. Other increases in 1997 and 1996 resulted from increased service charges on deposits, primarily for demand deposit and NOW accounts. These increases in service charges were the result of additional volume combined with modest price increases to offset a portion of the interest costs of NOW accounts and the increased costs of processing the demand deposit accounts. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              There was a $48,000 security loss in the available-for-sale category for the six months ended June 30, 1997 as compared to a $7,000 security gain in 1996.

              Non-interest expense, excluding securities transactions, increased $364,000 or 12.7% during the first six months of 1997 and $398,000 or 16.1% during the same period in 1996. The increase for the quarter ended June 30, 1997 was $152,000 or 10.2% as compared to the quarter ended June 30, 1996 and $40,000 or 2.5% as compared to the three months ended March 31, 1997. The increases in 1997 and 1996 were primarily attributable to increases in salaries and employee benefits which is due to increased number of employees and increases in annual compensation.

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

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

(a)      None

(b)      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)      None

(b)      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Corporation's Annual Meeting of Shareholders was held on April 17, 1997. Matters submitted to, and approved by shareholders are listed below, as is a tabulation of voting Broker nonvoties totaled zero (o) shares.

(b)      The following persons nominated as Directors were elected:

                        Name                         For            Withheld
                        ----                         ---            --------
                  Harold G. Bone                   597,676             0
                  Robert L. Callis                 597,676             0
                  Morris D. Ferguson               597,676             0
                  Arthur P. Gardner                597,676             0
                  David Major                      597,676             0
                  M. Dale McCulloch                597,676             0
                  Dan E. Midgett                   597,676             0
                  Monty Mires                      597,676             0
                  James S. Short                   597,676             0
                  Harold W. Sutton                 597,676             0


(c) The election by the Board of Directors of Maggart and Associates, P.C., as the Corporation's independent accountants and auditors for the year ending December 31, 1997 was ratified by the following vote:

                    For                   Against                Abstain
                    ---                   -------                -------
                  597,676                    0                      0

(d)      None

ITEM 5.  OTHER INFORMATION

(a)      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at June 30, 1997 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-QSB for the period ending June 30, 1997.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES






              In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         FIRST FINANCIAL CORPORATION
                                         ---------------------------
                                                  (Registrant)




DATE:   8/11/97                  /s/ David Major
        -------                  -----------------------------------------------
                                 David Major
                                 Chairman, President and Chief Executive Officer




DATE:   8/11/97                  /s/ Sally Kimble
        -------                  -----------------------------------------------
                                 Sally Kimble
                                 Treasurer, Chief Financial Officer, and
                                   Chief Accounting Officer