Form 10QSB
period 1997-09-30
FIRST FINANCIAL CORP / TN
filed 1997-11-14
CIK 878967

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

[ X ]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

        For the Transition Period From _______________ to _______________

Commission File Number 33-42622
                       --------

                           FIRST FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer As Specified in its Charter)

           Tennessee                                         62-1474162
           ---------                                         ----------
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

                                 Not Applicable
                                 --------------
              Former Name, Former Address and Former Fiscal Years,
                          If Changed Since Last Report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X            NO
                                ---              ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 940,038 .

Transitional Small Business Disclosure Format (check one).

                           YES               NO   X
                                ---              ---

                         PART I - FINANCIAL INFORMATION





Item 1.        Financial Statements


The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

      Consolidated Balance Sheets - September 30, 1997 and December 31, 1996.

      Consolidated Statements of Earnings - For the three months and nine months ended September 30, 1997 and 1996.

      Consolidated Statements of Cash Flows - For the nine months ended September 30, 1997 and 1996.

                           FIRST FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                   (UNAUDITED)

                                                                September 30,  December 31,
                                                                    1997          1996
                                                                  ---------     --------
                                                                       (In Thousands)
                     Assets
Loans                                                             $ 145,046      124,312
   Less:   Allowance for loan losses                                 (1,700)      (1,541)
                                                                  ---------     --------
                Net loans                                           143,346      122,771
Securities available-for-sale, at market (amortized cost
   $38,134,000 and $42,427,000, respectively)                        38,379       42,473
Loans held for sale                                                   2,208        1,723
Federal funds sold                                                    6,200        3,725
                                                                  ---------     --------
                Total earning assets                                190,133      170,692

Cash and due from banks                                               5,486        5,412
Bank premises and equipment, net of accumulated depreciation          6,277        5,457
Accrued interest receivable                                           1,800        1,638
Other real estate                                                         2            2
Other assets                                                            847          772
                                                                  ---------     --------

                                                                  $ 204,545      183,973
                                                                  =========     ========

       Liabilities and Stockholders' Equity

Deposits                                                          $ 186,026      167,445
Advances from Federal Home Loan Bank                                    955          993
Short-term borrowings                                                   600          800
Accrued interest payable                                              1,072          882
Other liabilities                                                       347          289
Long-term debt                                                          387          391
                                                                  ---------     --------
                Total liabilities                                   189,387      170,800
                                                                  ---------     --------

Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares,
     no shares issued                                                    --
   Common stock, $2.50 par value; authorized 5,000,000 shares,
     issued 1,077,964 and 1,068,914 shares, respectively              2,695        2,672
   Additional paid-in capital                                         4,005        3,850
   Retained earnings                                                  9,563        7,879
   Unrealized gains on available-for-sale, net of applicable
     income taxes                                                       152           29
     Less cost of 137,926 shares of treasury stock                   (1,257)      (1,257)
                                                                  ---------     --------
                Total stockholders' equity                           15,158       13,173
                                                                  ---------     --------
                                                                  $ 204,545      183,973
                                                                  =========     ========

See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (UNAUDITED)

                                                            Three Months Ended     Nine Months Ended
                                                               September 30,         September 30,
                                                           -------------------    -------------------
                                                             1997       1996        1997       1996
                                                           --------    -------    --------    -------
                                                        (Dollars in Thousands, Except Per Share Amounts)
Interest income:
   Interest and fees on loans                              $  3,570      3,068    $ 10,087      8,756
   Interest and dividends on securities:
     Taxable securities                                         441        504       1,424      1,536
     Exempt from Federal income taxes                           137        109         405        318
   Interest on loans held for sale                               32         22          98         82
   Interest on federal funds sold                                90         29         209         73
   Interest on interest-bearing deposits in other banks
     and other interest                                          --          2          --          7
                                                           --------    -------    --------    -------
           Total interest income                              4,270      3,734      12,223     10,772
                                                           --------    -------    --------    -------
Interest expense:
   Interest on deposits                                       1,953      1,646       5,558      4,726
   Interest on short term borrowings                             13         16          44         53
   Interest on advances from Federal Home Loan Bank              17         22          53         68
   Interest on Federal funds purchased                           --          2          --          7
   Interest on long-term debt                                     6          7          20         21
                                                           --------    -------    --------    -------
           Total interest expense                             1,989      1,693       5,675      4,875
                                                           --------    -------    --------    -------

           Net interest income                                2,281      2,041       6,548      5,897
Provision for loan losses                                       120         90         260        250
                                                           --------    -------    --------    -------
           Net interest income after provision for
              loan losses                                     2,161      1,951       6,288      5,647
                                                           --------    -------    --------    -------
Non-interest income:
   Service charges on deposit accounts                          253        218         747        615
   Other fees and commissions                                    71         57         194        157
   Other income                                                 225        179         612        519
   Gain on sale of securities                                     1         --          --          7
                                                           --------    -------    --------    -------
                                                                550        454       1,553      1,298
                                                           --------    -------    --------    -------
Non-interest expenses:
   Salaries and employee benefits                               962        849       2,793      2,459
   Occupancy expenses, net                                       86         77         246        220
   Furniture and equipment expense                              129        114         385        347
   Other operating expenses                                     484        470       1,467      1,350
   Loss on sale of securities                                    --          2          47          2
                                                           --------    -------    --------    -------
                                                              1,661      1,512       4,938      4,378
                                                           --------    -------    --------    -------

           Earnings before income taxes                       1,050        893       2,903      2,567
Income taxes                                                    358        308         986        883
                                                           --------    -------    --------    -------

           Net earnings                                    $    692        585    $  1,917      1,684
                                                           ========    =======    ========    =======

Weighted average number of shares and common
   equivalents outstanding                                  958,683    945,551     953,163    941,500
                                                           ========    =======    ========    =======

Net earnings per common and common equivalent share             .72        .62        2.01       1.79
                                                           ========    =======    ========    =======

Dividends per share                                        $    .25        .20         .25        .20
                                                           ========    =======    ========    =======




See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                                             1997        1996
                                                                                                           --------     -------
                                                                                                              (In Thousands)

Cash flows from operating activities:
   Interest received                                                                                       $ 11,990      10,635
   Fees and commissions received                                                                                941         831
   Interest paid                                                                                             (5,485)     (4,765)
   Originations of loans held for sale                                                                      (28,039)    (23,923)
   Proceeds from loan sales                                                                                  28,166      24,665
   Cash paid to suppliers and employees                                                                      (4,606)     (4,174)
   Income taxes paid                                                                                         (1,077)       (943)
                                                                                                           --------     -------
                Net cash provided by operating activities                                                     1,890       2,326
                                                                                                           --------     -------

Cash flows from investing activities:
   Loans made to customers, net of repayments                                                               (20,835)    (20,048)
   Proceeds from sales of available-for-sale securities                                                       7,236       8,713
   Proceeds from maturities of available-for-sale securities                                                  2,810       3,685
   Purchase of available-for-sale securities                                                                 (5,695)    (10,026)
   Decrease (increase) in interest-bearing deposits in
     financial institutions                                                                                      --          96
   Purchase of premise and equipment                                                                         (1,141)       (774)
   Proceeds from sale of other real estate                                                                       --         239
   Increase in other real estate                                                                                 --          (5)
                                                                                                           --------     -------
                Net cash used in investing activities                                                       (17,625)    (18,120)
                                                                                                           --------     -------

Cash flows from financing activities:
   Net increase in time deposits                                                                              8,919      12,711
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                                                                         9,662       7,486
   Payment of dividend                                                                                         (233)       (186)
   Issuance of common stock                                                                                     178         130
   Repayment of note payable - line of credit                                                                  (200)       (196)
   Repayment of long-term debt                                                                                   (4)         (3)
   Repayment from advances from Federal Home Loan Bank                                                          (38)       (246)
                                                                                                           --------     -------
                Net cash provided by financing activities                                                    18,284      19,696
                                                                                                           --------     -------

Net increase in cash and cash equivalents                                                                     2,549       3,902

Cash and cash equivalents at beginning of period                                                              9,137       5,633
                                                                                                           --------     -------
Cash and cash equivalents at end of period                                                                 $ 11,686       9,535
                                                                                                           ========     =======


See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                                                             1997       1996
                                                                                                           -------     ------
                                                                                                             (In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings                                                                                          $ 1,917      1,684
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                                                                           250        254
       Provision for loan losses                                                                               260        250
       Gain on sale of investment securities - available-for-sale                                               --         (7)
       Loss on sale of investment securities - available-for-sale                                               47          2
       Decrease (increase) in loans held for sale                                                             (485)       282
       Increase in interest receivable                                                                        (162)      (148)
       Increase in other assets, net                                                                          (184)      (155)
       Increase in other liabilities                                                                            57         54
       Increase in interest payable                                                                            190        110
                                                                                                           -------     ------
                Total adjustments                                                                              (27)       642
                                                                                                           -------     ------

                Net cash provided by operating activities                                                  $ 1,890      2,326
                                                                                                           =======     ======

Supplemental Schedule of Noncash Activities:

     Change in unrealized gain (loss) in value of securities
       available-for-sale, net of income taxes of $72,000
       and income tax benefits of $307,000, respectively                                                   $   123       (501)
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

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the 1996 figures to conform to the presentation for 1997.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, and the results of operations for the three months and nine months ended September 30, 1997 and 1996 and changes in cash flows for the nine months ended September 30, 1997 and 1996. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1996 Annual Report to stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                               Nine Months Ended
                                                                 September 30,
                                                              ------------------
                                                                1997       1996
                                                              -------     ------
                                                                (In Thousands)

Balance, January 1, 1997 and 1996, respectively               $ 1,541      1,246
Add (deduct):
   Losses charged to allowance                                   (120)       (64)
   Recoveries credited to allowance                                19         75
   Provision for loan losses                                      260        250
                                                              -------     ------
Balance, September 30, 1996 and 1995, respectively            $ 1,700      1,507
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

              The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. The Company has approximately $7.2 million of securities scheduled to mature or reprice in the next twelve months.

                           FIRST FINANCIAL CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
              CONTINUED

              A secondary source of liquidity is the Bank's loan portfolio. At September 30, 1997 first mortgage loans of approximately $20 million and other loans of approximately $54 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

              As for liabilities, certificates of deposit of $100,000 or greater of approximately $27 million will become due or subject to repricing during the next twelve months. The Bank's deposit base increased approximately $18.6 million during the nine months ended September 30, 1997.

              The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At September 30, 1997 the Company had $955,000 of these advances and has a total line of credit with the FHLB of $9,000,000. In addition, the subsidiary has a line of credit with other banks totaling $14,000,000 which can be used to purchase Federal funds. The Company also has a $5,000,000 line of credit which currently has an outstanding balance of $600,000.

              As of September 30, 1997, the Bank's asset sensitivity was 5% (the excess of earning assets over interest sensitive liabilities divided by total assets at the one year threshold). Management estimates an increase or decrease in interest rates of 1% would have an immaterial impact on earnings.

              Management works diligently to maintain proper liquidity. It is anticipated that with present maturities, the projected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 17.4% at September 30, 1997 and 22.9% at December 31, 1996.

CAPITAL RESOURCES

              A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 7.4% at September 30, 1997 and 7.2% at December 31, 1996. Total assets increased 11.2% during the nine months ended September 30, 1997. Cash dividends of $.25 per outstanding share were declared July 1, 1997. Cash dividends paid during 1996 were $.20 per share. Cash dividends will be paid or increased in the remainder of 1997 over 1996 only in the discretion of the Board of Directors to the extent profits increase.

              Effective June 6, 1996, the Company established a Dividend Reinvestment Plan. The Plan offers eligible shareholders the opportunity to purchase additional shares of common stock, upon the Company's declaration of dividends. There were 7,224 shares issued under the Plan during 1996. On July 1, 1997 an additional 7,850 shares were issued under the Plan. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

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

              The following schedule details the Company's risk-based capital at September 30, 1997 (excluding the effect of the adoption of SFAS No. 115):

                                                                 In Thousands
                                                                 ------------
                                                             (except percentages)

Tier I capital:
   Stockholders' equity                                            $ 15,006

Tier II capital:
   Allowable allowance for loan losses                                1,700

                Total capital                                      $ 16,706
                                                                   ========

Risk-weighted assets                                               $148,973
                                                                   ========

Risk-based capital ratios:
   Tier I capital ratio                                               10.07%
                                                                   ========
   Tier II capital ratio                                              11.21%
                                                                   ========


              The Company is required to maintain a Tier II capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At September 30, 1997, the Company and its subsidiary bank were in compliance with these requirements.

              In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets) of a minimum of 4%. The leverage ratio at September 30, 1997 was 7.32%.

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

              There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide liquidity in the shares. All shares of common stock have been retroactively adjusted for the two-for-one stock split approved on April 18, 1996. During the nine months ending September 30, 1997 the Company issued 1,200 shares of its voting common stock in connection with the exercise of stock options and no shares were redeemed. No shares of the Company's voting common stock were redeemed for the year ending December 31, 1996. These trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value.

              In April, 1993, the stockholders approved a stock option plan whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At September 30, 1997, 79,400 shares had been granted at $10 per share (2,120 shares have been exercised at September 30, 1997); 2,000 shares had been granted at $12 per share (600 shares have been exercised at September 30, 1997), 4,000 shares were granted at $13 per share (no shares have been exercised as of September 30, 1997), 29,792 shares were granted at $15 per share (170 shares have been exercised at September 30, 1997) and 528 shares were granted at $19 per share (no shares have been exercised as of September 30, 1997). The options are granted at the estimated market price of the stock at the date the option was granted. At September 30, 1997 there were 112,830 shares granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At September 30, 1997 options to purchase 43,280 common shares were available for grant in future years. The Company has adopted the provisions of "Accounting for Stock-Based Compensation" (SFAS 123). The impact of the adoption of SFAS No. 123 will be reflected as a proforma disclosure in the notes to the annual consolidated financial statements and will be immaterial to the financial statements taken as a whole.

              At present, the net book value of premises and equipment is 41.4% of the Company's capital. The subsidiary bank now has a significant presence in the Wilson County market with offices in Mt. Juliet, Tennessee, Hermitage, Tennessee and Lebanon, Tennessee. The bank also has a branch bank facility in Smyrna, Rutherford County, Tennessee which opened in the fourth quarter of 1996. The Company is also in the process of constructing a new branch bank facility in Donelson, Davidson County, Tennessee. Management believes that expansion into these different markets diversifies its risk and provides increased opportunity for generating growth and profits. At present the ratio of fixed assets to capital at the subsidiary bank level is 40.0%. Investment in fixed assets can have a detrimental impact on profits, particularly in the short term.

                           FIRST FINANCIAL CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
              CONTINUED

RESULTS OF OPERATIONS

              Net earnings were $1,917,000 for the nine months ended September 30, 1997 as compared to $1,684,000 for the same period in 1996. Earnings per share increased from $1.79 in 1996 to $2.01 for the same period in 1997.

              As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, which is the excess of interest earned over interest paid. This is particularly true with the potential volatility of interest rates that exists in any economy.

              The Company's interest income, excluding tax equivalent adjustments, increased by $1,451,000 or 13.5% during the nine months ended September 30, 1997 and $1,826,000 or 20.4% for the same period in 1996. Interest income for the quarter ended September 30, 1997 increased $536,000 or 14.4% over the quarter ended September 30, 1996 and $182,000 or 4.5% over the second quarter of 1997. The increases were primarily attributable to higher volumes of earning assets. The ratio of average earning assets to total average assets was 95.0% for the nine months ended September 30, 1997 and 93.2% for the year ended December 31, 1996.

              Interest expense increased by $800,000 for the nine months ended September 30, 1997 or 16.4% compared to an increase of $659,000 or 15.6% for the same period in 1996. Interest expense for the quarter ended September 30, 1997 increased $296,000 or 17.5% as compared to the quarter ended September 30, 1996 and increased $101,000 or 5.3% over the second quarter of 1997. The increases in 1997 and 1996 can be attributable largely to an increase in volume.

              The foregoing contributed to an increase in net interest income of $651,000 or 11.0% during the first nine months of 1997 and $1,167,000 or 24.7% in the comparable period of 1996. Net interest income for the quarter ended September 30, 1997 increased $240,000 or 11.8% as compared to $317,000 or 18.4% for the comparable period of 1996.

              Since assets are more sensitive to movements in rates this should favor the income statement. Should loan demand not increase, the competition, intent on increasing market share, could drive interest expenses up and the Company's net interest margin would then be expected to decline.

              Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans. The adoption of the pronouncements had no material impact on the Company's consolidated financial statements.

                           FIRST FINANCIAL CORPORATION

                             FORM 10-QSB, CONTINUED


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
              CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company shall recognize an impairment by creating a valuation allowance with a corresponding charge to the provision for loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for loan losses.

              The Company's single family residential mortgage, consumer and credit card loans which total approximately $47,741,000 $25,619,000 and $824,000, respectively at September 30, 1997, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

              The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 1997, the Company had $329,000 of loans on nonaccrual status with an average outstanding balance of $180,000 for the nine months ended September 30, 1997. The Company had no loans on nonaccrual at December 31, 1996 and no accrual loans outstanding at any time during the year ended December 31, 1996. The Company recognized $41,000 in interest income for the nine months ended September 30, 1997 related to nonaccrual loans and no interest related to nonaccrual loans for the nine months ended September 30, 1996.

              Loans not on nonaccrual status are classified as impaired in certain cases where there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company's criteria for nonaccrual status.

                           FIRST FINANCIAL CORPORATION

                             FORM 10-QSB, CONTINUED


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
              CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              Generally the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring after January 1, 1995. Interest is accrued on such loans that continue to meet the modified terms of their loan agreements. At September 30, 1997, the Company had $65,000 of loans that have had the terms modified in a troubled debt restructuring.

              The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged-off in the month when they are considered uncollectible.

              Impaired loans and related allowance for loan loss amounts at September 30, 1997 and December 31, 1996 were as follows:

                                                                         1997                      1996
                                                                -----------------------   ------------------------
                                                                              Allowance                  Allowance
                                                                 Recorded        for        Recorded       for
          (In Thousands)                                        Investment    Loan Loss    Investment    Loan Loss
                                                                ----------    ---------    ----------    ---------
Impaired loans with allowance for
  loan loss                                                      $  699,052      139,810       585,831    117,166

Impaired loans with no allowance for
  loan loss                                                              --           --            --         --
                                                                 ----------    ---------    ----------    -------
                                                                 $  699,052      139,810       585,831    117,166
                                                                 ==========    =========    ==========    =======


The allowances for loan loss related to impaired loans were measured based upon the estimated fair value of related collateral.

              The average recorded investment in impaired loans for the nine months ended September 30, 1997 and 1996 was $642,441 and $505,927, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was $73,186 and $43,902 for the nine months ended September 30, 1997 and 1996, respectively. There was no interest income recognized on the cash method for the period that such loans were impaired.

              The following schedule details selected information as to non-performing loans of the Company at September 30, 1997:

                                        Past Due
                                         90 Days  Non-Accrual
                                         -------  -----------
                                           (In Thousands)

Real estate loans                         $219        327
Installment loans                           71          3
Commercial                                 116        193
                                          ----        ---
                                          $406        523
                                          ====        ===
    Renegotiated loans                    $ 65         --
                                          ====        ===

                           FIRST FINANCIAL CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
              CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              At September 30, 1997, loans which include the above, totaling $2,426,120 were included in the Company's internal classified loan list. Of these loans $924,164 are consumer and $1,501,956 are commercial loans. The collateral values securing these loans total approximately $4,535,670, ($1,814,170 related to consumer loans and $2,721,500 related to commercial loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

              There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 1997 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

              Non-interest income, excluding securities transactions, increased $262,000 or 20.3% during the nine months ended September 30, 1997 and increased $180,000 or 16.2% for the same period in 1996. The increase for the quarter ended September 30, 1997 was $95,000 or 20.9% as compared to the comparable quarter in 1996 and an increase of $4,000 or .7% as compared to the quarter ended June 30, 1997. The primary increase in non-interest income consists of an increase in income generated from sales of mortgage loans. Mortgage loan income (included in other income) for the nine month period ended September 30, 1997, was $612,000 as compared to $461,000 for the period ending September 30, 1996. The increase of $151,000 or 32.8% has been caused by the increase in the refinancing of mortgage loans as compared to the same period in last year and the increase in housing development in the subsidiary bank's service area. Other increases in 1997 and 1996 resulted from increased service charges on deposits, primarily for demand deposit and NOW accounts. These increases in service charges were the result of additional volume combined with modest price increases to offset a portion of the interest costs of NOW accounts and the increased costs of processing the demand deposit accounts. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

              Non-interest expense, excluding securities transactions, increased $515,000 or 11.8% during the first nine months of 1997 and $609,000 or 16.2% during the same period in 1996. The increase for the quarter ended September 30, 1997 was $151,000 or 10.0% as compared to the comparable quarter in 1996 and an increase of $26,000 or 1.6% as compared to the quarter ended June 30, 1997. The increases in 1997 and 1996 were primarily attributable to increases in salaries and employee benefits which is due to increased number of employees and increases in annual compensation and an increase in occupancy and furniture and fixture expenses associated with the opening of a new branch late in 1996.

                           FIRST FINANCIAL CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
              CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              There was a $47,000 security loss in the available-for-sale category for the nine months ended September 30, 1997. There were securities losses for the nine months ended September 30, 1996 totaling $2,000.

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

              The Company will implement SFAS No. 128 - "Earnings Per Share" as of December 31, 1997. Implementation of the pronouncement is not expected to have a significant impact on reported earnings per share.

              SFAS 130 - "Reporting Comprehensive Income" is effective for fiscal years beginning after December 15, 1997. The Company has not determined the effect of the adoption of SFAS 130.


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

                           PART II. OTHER INFORMATION






ITEM 1.      LEGAL PROCEEDINGS

             None

ITEM 2.      CHANGES IN SECURITIES

(a)          None

(b)          None

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

(a)          None

(b)          None

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)          None

(b)          None

(c)          None

(d)          None

ITEM 5.      OTHER INFORMATION

(a)          None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at September 30, 1997 (unaudited) and as is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-QSB for the period ending September 30, 1996.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES






              In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   FIRST FINANCIAL CORPORATION
                                                           (Registrant)




DATE:    November 14, 1997                         /s/ David Major
      ------------------------------------         -----------------------------
                                                   David Major
                                                   Chairman, President and
                                                   Chief Executive Officer




DATE:     November 14, 1997                        /s/ Sally Kimble
      ------------------------------------         -----------------------------
                                                   Sally Kimble
                                                   Treasurer, Chief Financial
                                                   Officer, and Chief Accounting
                                                   Officer