Form 10KSB40
period 1997-12-31
FIRST FINANCIAL CORP / TN
filed 1998-03-24
CIK 878967

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                   FORM 10-KSB
                             ----------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED EFFECTIVE OCTOBER 7, 1996] FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
                         TO
         ---------------    ---------------

Commission File Number:  33-42622

                           FIRST FINANCIAL CORPORATION
                 (Name of Small Business Issuer in its charter)

                    Tennessee                           62-1474162
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

         1691 North Mt. Juliet Road
            Mt. Juliet, Tennessee                             37122
  (Address of principal executive offices)                 (Zip Code)

           Issuer's telephone number:                    (615) 754-2265

           Securities registered pursuant to Section 12(b) of the Act:

             Title of each class:              Name of each exchange on which
                                                          registered:
                    None                                       None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                      None
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

The issuer's revenues for the year ended December 31, 1997 were $18,742,000.

The aggregate market value based upon the estimated market value of $25.00 per share based on the last known privately negotiated transaction in the shares (in that there exists no established trading market for registrant's shares and no bid or asked prices of such stock are available) of the Registrant's common voting stock held by nonaffiliates as of February 1, 1998 is approximately $17,220,400. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors and the executive officers of the Registrant are owned by "affiliates," a status that each of these persons individually disclaims. This is based on an estimated 688,816 shares held by non-affiliates at December 31, 1997 (outstanding shares of 941,646 less 252,830 shares attributed to the Directors and executive officers, not including shares subject to options exercisable within 60 days).

The number of shares outstanding for each of the Registrant's classes of common stock, as of February 1, 1998: 941,646.

DOCUMENTS INCORPORATED BY REFERENCE: None, except as set forth in the Exhibit Index.

Transitional Small Business Disclosure Format (check one).  Yes      No  X
                                                                ---     ---
================================================================================

                           FIRST FINANCIAL CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS

PART I.........................................................................  1

             ITEM 1.        DESCRIPTION OF BUSINESS............................  1
             ITEM 2.        PROPERTIES......................................... 13
             ITEM 3.        LEGAL PROCEEDINGS.................................. 13
             ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF
                            SECURITY HOLDERS................................... 13

PART II........................................................................ 13

             ITEM 5.        MARKET FOR COMMON EQUITY AND
                            RELATED STOCKHOLDER MATTERS........................ 13
             ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OR PLAN OF OPERATION............................... 17
             ITEM 7.        FINANCIAL STATEMENTS............................... 45
             ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH
                            ACCOUNTANTS ON ACCOUNTING AND
                            FINANCIAL DISCLOSURE............................... 45

PART III....................................................................... 45

             ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                            CONTROL PERSONS; COMPLIANCE WITH SECTION
                            16(a) OF THE EXCHANGE ACT. ........................ 45
             ITEM 10.       EXECUTIVE COMPENSATION..............................48
             ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT.............................. 51
             ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .... 53
             ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K................... 54

             Signatures........................................................ 56

             Supplemental Information.......................................... 57

             Exhibit Index..................................................... 58

             Index To Financial Statements.....................................F-1



                                      (ii)

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

         The Company's principal business is the ownership of the Bank. The Company and First Bank have focused on developing the financial services of the Bank in Wilson, Rutherford and Davidson Counties in Tennessee and in other areas (generally, in those counties reasonably close to Wilson County). Expansion continues in Wilson, Rutherford, and Davidson Counties, Tennessee. At December 31, 1997, the Company had total assets of $212,492,000 and First Bank had total deposits of $193,260,000. The Company reported net earnings of $2,604,000 in 1997. Additional information concerning the general development of the Company's business during the past three years is set forth in Item 6, "Management's Discussion and Analysis or Plan of Operation," and in Item 7, "Financial Statements," in this Annual Report on Form 10-KSB ("Report").

         The principal executive offices of the Company and First Bank are located at 1691 North Mt. Juliet Road, Box 355, Mt. Juliet, Wilson County, Tennessee 37122, telephone (615) 754-2265.

         Please refer to "Business of the Company" below and to the consolidated financial statements for the year ended December 31, 1997 (the "Consolidated Financial Statements"). CERTAIN OF THE STATEMENTS IN THIS REPORT AND IN THE CONSOLIDATED FINANCIAL STATEMENTS ARE FORWARD LOOKING, AND THE COMPANY'S ACTUAL COSTS, EXPERIENCE, AND RESULTS MAY DIFFER DUE TO, AMONG OTHER THINGS, ACTUAL EXPERIENCE, GOVERNMENTAL REGULATIONS, OVERALL ECONOMIC CONDITIONS, AND OTHER FACTORS THAT, AS TO OCCURRENCE OR IMPACT, CANNOT BE RELIABLY PREDICTED.

(B)      BUSINESS OF THE COMPANY.

         The Company's principal business is the ownership of First Bank and all material operations of the Company are currently conducted through First Bank, its wholly owned subsidiary. The Company and the Bank concentrate on developing the financial service business of the Bank in Wilson, Davidson and Rutherford Counties in Tennessee and in other trade areas (generally, in those counties reasonably close to Wilson County). First Bank is a Tennessee banking corporation originally established in 1989. The Bank conducts a full-service commercial banking business centered principally in Wilson County, Tennessee, with full-service banking offices located also in Smyrna, Rutherford County, Tennessee and in Davidson County, Tennessee.

         The Company's principal source of income in 1997 was the earnings of First Bank. First Bank's earnings are primarily derived from interest income from loans and returns from its investment portfolio. The Company may in the future engage in various business activities permitted of bank holding companies, either directly, through newly formed subsidiaries, or through acquisitions. The Company intends to provide banking and financial services in Middle Tennessee, with a principal focus in the Wilson, Rutherford, and Davidson County trade areas, through the operations of First Bank.

         First Bank has its principal office in Mt. Juliet, Tennessee and additional banking offices in Hermitage, Donelson, Lebanon, Old Hickory, and Smyrna, Tennessee. The Bank provides banking and financial services throughout the Middle Tennessee markets of Wilson, Davidson, Rutherford and other contiguous counties. For retail customers, the Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement

Accounts, as well as safe deposit facilities. First Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, accounts receivable and floor plan loans, and real estate and real estate construction loans, as well as standard depository services. The Bank's principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types; and from fees earned on the origination and sale of mortgage loans. First Bank is a correspondent bank of Sun Trust Bank, N.A., Nashville, Tennessee, First American National Bank, Nashville, Tennessee, and Simmons First National Bank, Pine Bluff, Arkansas. First Bank has no active trust department. The Company and First Bank intend for the foreseeable future to concentrate their efforts in Middle Tennessee.

         The Company had at December 31, 1997 an annually renewable line of credit in an amount not to exceed five million dollars with an unaffiliated commercial bank. The principal use of this line is the acquisition of shares of the Company's Common Stock with a view to fostering some liquidity in the shares. The principal of this line is to provide capital if necessary to the Bank. The line can also be used to provide liquidity to the Bank and to acquire shares of the Company's Common Stock. The line has been extended for one year periods from time to time and is currently scheduled to mature on or before February 28, 1999. At maturity, the line may be converted to a term note for a period not to exceed ten (10) years. At December 31, 1997 the interest rate was 8.152%. Beginning March 1, 1998, the Company has the option, prior to the beginning of the following month, to select either the prime rate of the lender or a fixed three month rate of 2.25% over the London Interbank Offered Rate. Under the loan terms, First Bank must maintain capital ratios equal to or greater than 7.0% through December 31, 1997. Thereafter the Bank must maintain ratios greater than or equal to those of a "well capitalized" bank as defined by the regulatory authorities. The outstanding balance at December 31, 1997 and 1996 was $600,000 and $800,000, respectively.

         In addition, the Company has certain long-term debt. The Company originally executed a 7.0% promissory note in the amount of $400,000 on October 26, 1994. At December 31, 1997, the outstanding principal balance of this debt was approximately $386,000. The promissory note is payable in monthly principal and interest installments of $2,661, with the remaining balance due October 26, 2004. This note is secured by a first mortgage deed of trust lien on land originally purchased for a future branch site. Construction of this branch was completed in 1996 and this branch is now open for business. Principal maturities for the years 1998 through 2002 are $5,000, $5,000, $6,000, $6,000 and $7,000, respectively, with the remaining balance of $357,000 due in later years.

         The Company also has available to it the ability to obtain certain advances from the Federal Home Loan Bank. At December 31, 1997, the Company had outstanding advances from that bank of approximately $942,000. The advances bear different interest rates, varying from 7.05% to 7.65%. These advances were collateralized at December 31, 1997, by first mortgage loans from First Bank's mortgage loan portfolio aggregating an estimated $1,413,000.

     The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Potential software failures due to processing errors arising from calculations using the Year 2000 date are a known risk. Further discussion of this issue is presented below in this Item under "Computers and the Year 2000" and in "Item 7. Management's Discussion and Analysis" appearing later in this Report.

         The Company and the Bank are subject to extensive supervision and regulation by federal banking agencies. Their respective operations are subject to a wide array of federal and state laws applicable to banking and to bank holding companies. Certain of the laws and regulations that affect these operations are outlined briefly below in this Item and in other portions of this Report.

         Please refer also to the Consolidated Financial Statements for additional, important information concerning the Company and First Bank.

FINANCIAL SUMMARY OF THE COMPANY

         A financial summary of the Company and its consolidated subsidiary, First Bank, is detailed below (amounts are rounded):

                                                     DECEMBER 31
                                            (Dollars in Thousands except Per Share)
                                -----------------------------------------------------------------------------------
                                     1997             1996               1995              1994            1993

Total Assets                        $212,492          $183,973          $157,755         $125,589          $108,520

Deposits                             193,260           167,445           142,922          113,038            98,617

Stockholders' Equity                  15,962            13,173            11,047            8,885             8,584

Gross Revenues                        18,742            16,368            13,919           10,735             8,909

Net Earnings                           2,604             2,350             1,741            1,330             1,117

Basis Earnings Per Share               $2.78             $2.53             $1.89            $1.43             $1.13

Diluted Earnings Per Share             $2.71             $2.50             $1.88            $1.43             $1.13

SUBSIDIARY

         First Bank is the Company's sole direct subsidiary. An organizational chart of the Company and its subsidiary, and First Bank and its subsidiary, appears as part of Exhibit 21.

SERVICES AND TRANSACTIONS WITH FIRST BANK

           Intercompany transactions between the Company and First Bank, its wholly-owned subsidiary, are subject to restrictions of existing banking laws (such as Sections 23A and 23B of the Federal Reserve Act) and accepted principles of fair dealing. The Company can provide the Bank with advice and specialized services in the areas of accounting and taxation, budgeting and strategic planning, employee benefits and human resources, auditing, trust, and banking and corporate law. The Company may elect to charge a fee for these services from time to time. The responsibility for the management of the Bank, however, remains with its Board of Directors and with the officers elected by the Bank's Board.

SUPERVISION AND REGULATION

         The operations of any bank holding company and any of its banking subsidiaries are affected by various requirements and restrictions imposed by the laws of the United States and the State of Tennessee, including requirements to maintain reserves against deposits, limitations on the interest rates that may be charged on various types of loans, and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of bank holding companies and banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, and regulation of consumer lending practices. Congress and state legislatures periodically propose new legislation affecting the operations of bank holding companies and banks, so no assurance can be given that the statutes and regulations described below will remain in effect or that the Company and its subsidiary First Bank will remain at all times in compliance with all applicable laws and regulations. The Company and the Bank are subject also to extensive regulation under state and federal statutes and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and it is qualified in its entirety by reference to such statutes and regulations.

Bank Holding Company Act

         As a registered bank holding company, the financial condition and operations of the Company as well as those of its subsidiary, First Bank, are subject to examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank Holding Company Act requires prior Federal Reserve Board approval for bank acquisitions and prohibits a bank holding company from engaging in any business other than banking or bank-related activities. Specifically, the Bank Holding Company Act requires that a bank holding company obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or
(3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls.

         In addition, pursuant to the Bank Holding Company Act, a bank holding company may engage in nonbanking activities, or may acquire shares in a company engaged in nonbanking activities provided that the Federal Reserve Board has determined by regulation or order that the activity is so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         Except in certain circumstances, the Bank Holding Company Act has historically prohibited a bank holding company from acquiring a bank outside the state where the bank holding company's banking business is principally conducted, unless the laws of the state where the bank is located specifically authorize such acquisitions by out-of-state bank holding companies. Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal"), which is discussed below, removed most restrictions to the expansion of interstate banking. Riegle-Neal is likely to have far-reaching effects on the historical rules applicable to interstate banking and interstate branching.

Federal Reserve Act

         The Federal Reserve Act imposes strict limitations on investments by subsidiary banks in the stock or other securities of their parent bank holding company or any of its other subsidiaries and on the taking of such stock or securities as collateral for loans to any borrowers. In addition, the Federal Reserve Act imposes strict limitations on extensions of credit and other transactions by and between subsidiary banks and their parent bank holding company or any of its other subsidiaries or affiliates. As a subsidiary of the Company, First Bank is subject to limitations under Sections 23A and 23B of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with the Company. Further, any loans and extensions of credit from First Bank to the Company also would be subject to various loan-to-value collateral requirements. The Bank Holding Company Act and regulations of the Federal Reserve Board prohibit a bank holding company and its subsidiaries from engaging in certain (but not all) tie-in arrangements in connection with any extension of credit, lease, or sale of property or the furnishing of services.

         Capital Adequacy. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions operating in major international financial markets. The banking regulators have issued standards for banks that are similar to, but not identical with, the standards for bank holding companies. In general, the risk-related standards require financial institutions and financial institution holding companies to maintain certain capital levels based on "risk-adjusted" assets, so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance-sheet activities such as loan commitments. The Company and its subsidiary financial institution, First Bank, exceed all applicable capital adequacy minimums.

Please refer to the Consolidated Financial Statements (Item 7 of this Report) and to the Section entitled "Management's Discussion and Analysis or Plan of Operation," which appears as Item 6 of this Report, for additional information.

         Support of Subsidiary Banks. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its Subsidiary First Bank and to commit resources to support First Bank in circumstances where it might not choose to do so absent such a policy. This support may be required at times when the Company may not find itself able to provide it. In addition, any capital loans by the Company to First Bank would also be subordinate in right of payment to depositors and certain other indebtedness of such subsidiary Bank. Consistent with this policy regarding bank holding companies serving as a source of financial strength for their subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and over all financial condition.

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

         The FDIC and the Federal Reserve Board adopted capital-related regulations under FDICIA. Under those regulations, a bank will be well capitalized if it:(i) had a risk-based capital ratio of 10% or greater; (ii) had a ratio of Tier I capital to risk-adjusted assets of 6% or greater; (iii) had a ratio of Tier I capital to adjusted total assets of 5% or greater; and (iv) was not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. An association will be adequately capitalized if it was not "well capitalized" and: (i) had a risk-based capital ratio of 8% or greater;
(ii) had a ratio of Tier I capital to risk-adjusted assets of 4% or greater; and
(iii) had a ratio of Tier I capital to adjusted total assets of 4% or greater (except that certain associations rated "Composite 1" under the federal banking agencies' CAMEL(S) rating system may be adequately capitalized if their ratios of core capital to adjusted total assets were 3% or greater). Management believes that as of December 31, 1997, First Bank, the Company's subsidiary financial institution, met all of the financial criteria to be categorized as "well capitalized".

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

         Depositor Preference Statute. Legislation enacted in August 1993 provides a preference for deposits and certain claims for administrative expenses and employee compensation against an insured depository institution in the liquidation or other resolution of such an institution by any receiver. Such obligations would be afforded priority over other general unsecured claims against such an institution, including federal funds and letters of credit, as well as any obligation to shareholders of such an institution in their capacity as shareholders.

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

         FIRREA, adopted in August 1989 to provide for the resolution of insolvent savings associations, required the FDIC to establish separate deposit insurance funds--the Bank Insurance Fund ("BIF") for banks and the Savings Association Insurance Fund ("SAIF") for savings associations. FIRREA also required the FDIC to set deposit insurance assessments at such levels as would cause BIF and SAIF to reach their "designated reserve ratios" of 1.25 percent of the deposits insured by them within a reasonable period of time. Due to low costs of resolving bank insolvencies in the last few years, BIF reached its designated reserve ratio in May 1995. As a result, effective January 1, 1996, the FDIC eliminated deposit insurance assessments (except for the minimum $2,000 payment required by law) for banks that are well capitalized and well managed and reduced the deposit insurance assessments for all other banks. As of January 1, 1996, the SAIF had not reached the designated reserve ratio. The Company has not acquired any SAIF-insured deposits during the years from 1989 to the present, and as of December 31, 1997, none of the First Bank's deposits were insured by the SAIF.

         The Deposit Insurance Funds Act of 1996 (the "Funds Act"), enacted as part of the Omnibus Appropriations Bill on September 30, 1996, required the FDIC to take immediate steps to recapitalize the SAIF and to change the basis on which funds are raised to make the scheduled payments on the Financing Corporation ("FICO") bonds issued in 1987 to replenish the Federal Savings and Loan Insurance Corporation. The new legislation, combined with regulations issued by the FDIC immediately after enactment of the Funds Act, provided for a special assessment in the amount of 65.7 basis points per $100 of insured deposits on SAIF-insured deposits held by depository institutions on March 31, 1995 (the special assessment was required by the Funds Act to recapitalize the SAIF to the designated reserve ratio of 1.25 percent of the deposits insured by
SAIF). Payments of this assessment were made in November 1996, but were accrued by financial institutions in the third calendar quarter of 1996. For 1997, the effective BIF and SAIF assessment rates ranged from zero basis points for well-capitalized institutions displaying little risk, to twenty-seven basis points for undercapitalized institutions displaying high risk. Both BIF insured banks and SAIF insured thrift institutions are also required to pay interest on FICO bonds issued in connection with the federal government's bail out program in connection with the thrift industry.

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

         The Funds Act contemplates the merger of the SAIF and BIF by 1999, provided the consolidation/merger of federal bank and thrift charters under applicable law and regulation has been achieved by that time. Until such time, however, depository institutions will continue to be prohibited from shifting deposits from SAIF insurance coverage to BIF insurance coverage in an attempt to avoid the higher SAIF assessments. The FDIC is required to issue regulations to guard against the shifting of deposits from SAIF to BIF. As noted above, as of December 31, 1997, none of the Bank's deposits were insured by the SAIF.

         Please refer to the Section of this Report entitled "Restrictions on Dividends Paid by the Bank as a Company Subsidiary," to Item 5(c) "Dividends," and to the Consolidated Financial Statements.

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

         Various proposed new laws have been (and will likely be) introduced in the Tennessee General Assembly in response to the Interstate Banking Act, as well as in response to other legal, regulatory, interest group, and economic developments, the form or impact of which cannot be reliably predicted.

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

         A bank chartered under the laws of the State of Tennessee, such as First Bank, is subject to the applicable provisions of the Tennessee Banking Act and to other matters of Tennessee law (such as, solely by way of example and not limitation, in respect of usury and branching). All national banks, all subsidiary banks of a bank holding company, and (as a practical matter) all banks chartered under Tennessee law must become and remain insured banks under the Federal Deposit Insurance Act ("FDIA"). As a state chartered bank, First Bank is not required to be a member of the Federal Reserve System and it is not a member. First Bank is subject to the provisions of FDIA and to supervision and regular examination by the FDIC. Such examinations, however, are for the protection of the bank insurance fund and, indirectly depositors, and are not for the protection of investors and shareholders. Certain provisions of Tennessee law may be preempted by Riegle-Neal and no prediction can be made as to its impact on Tennessee law or the Company's regulation thereunder.

         First Bank is limited in the amount of dividends that it may declare under federal and state law. Prior regulatory approval must be obtained before declaring any dividends if the amount of capital, and surplus is below certain statutory limits. Please refer to the Consolidated Financial Statements and to
Item 5 of this Report, "Market for Registrant's Common Equity and Related Stockholder Matters," for additional information on dividends.

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

BUSINESS COMBINATION ACT

         The Tennessee Business Combination Act (the "Business Combination Act") limits the ability of Tennessee corporations to engage in business combinations with "interested shareholders". The Business Combination Act may significantly impede, delay or prevent a purchaser's ability to acquire a significant equity interest in the Company. In general, the Business Combination Act prevents an "interested shareholder" (generally, a shareholder beneficially owning 10% or more of a corporation's outstanding voting stock) or an affiliate or associate thereof from engaging in a "business combination" (defined as a variety of transactions including a merger as described generally below) with a Tennessee corporation for a period of five years following the date on which the shareholder became an interested shareholder. The Company has recently filed a registration statement in respect of its Common Stock with the Securities and Exchange Commission (the "Commission") pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Hence, in the future, the Company may become subject to the provisions of the Business Combination Act. Constitutional questions may serve to limit the effect of the Business Combinations Act and, accordingly, the effect of the Business Combination Act on the Company and the Company's Common Stock (if any) is uncertain.

USURY PROVISIONS

         The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the state, and the legislature has adopted statutes to accomplish this purpose. The general interest rate statutes currently in effect establish a maximum "formula rate" of interest at 4% above the average prime loan rate (or the average short-term business average rate, however denominated) for the most recent week for which such average rate has been published by the Federal Reserve Board, or 24% per annum, whichever is lower. In the event that the Federal Reserve Board fails to publish the average rate for four consecutive weeks or the maximum effective rate should be adjudicated or become inapplicable for any reason whatsoever, the maximum effective rate is deemed to be 24% per annum until the Tennessee General Assembly otherwise provides. As of February 10, 1998, the maximum "formula rate" of interest was approximately 12.5%. Specific usury laws may apply also to particular classes of lenders (e.g., credit unions and savings and loan associations) and transactions (e.g., bank installment loans and home mortgages). The maximum possible nominal rate of interest under these laws generally cannot exceed (and may be less than) 24% per annum.

         The relative importance of the usury laws to the financial operations of the Company and First Bank varies from time to time, depending on a number of factors, including conditions in the money markets, the cost and the availability of funds, and prevailing interest rates. The management of the Company is unable to state whether existing usury laws have had or will have a material adverse effect on its businesses or earnings.

RESTRICTIONS ON DIVIDENDS PAID BY THE BANK AS A COMPANY SUBSIDIARY

         The Company has derived and expects to continue to derive most of its funds for operations and substantially all funds available for the payment of dividends from First Bank. Both federal and state laws impose restrictions on the ability of banks to pay dividends. State law restricts the ability of corporations to pay dividends, as is more fully discussed in Item 5 of this Report. The Company and First Bank, its wholly-owned bank subsidiary, are subject to regulatory capital requirements administered by the FDIC, the Federal Reserve Board and the TDFI. Failure to meet capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that could, in that event, have a direct material effect on the institution's financial statements. The relevant regulations require First Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Company and First Bank. Those qualitative judgments could also affect the Company's and First Bank's capital status and the amounts of dividends the subsidiary bank may distribute. At December 31, 1997, management believes that the Company and the Bank meet all such capital requirements to which they are, respectively, subject. Please refer to the Consolidated Financial Statements for additional information.

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

         The principal geographic area of the Company and First Bank's operations encompasses Mt. Juliet, Hermitage, Lebanon, Old Hickory, Donelson, Smryna and surrounding areas of Tennessee, principally in Wilson, Davidson, and Rutherford Counties and in other counties contiguous to Wilson County. In this area, various commercial banks and two credit unions have more than thirty separate offices as of February 1, 1998. The Company competes with some of the largest bank holding companies in Tennessee, which have or control banks or branches in the area, including First American National Bank, NationsBank, SunTrust Bank, N.A., First Tennessee Bank, N.A., and Union Planters National Bank, as well as with other highly competitive national, regional, and local financial institutions and "nonbank" competitors.

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

EMPLOYEES

         The Company and First Bank have 105 full-time employees and 19 part-time employees at January 27, 1998. None of these employees is covered by a collective-bargaining agreement. Group life, health, and disability insurance are maintained for or made available to employees by First Bank, as is a 401(k) profit-sharing plan adopted by First Bank. The Company believes its relations with its employees are satisfactory.

ECONOMIC CONDITIONS AND GOVERNMENTAL POLICY

         The Company's earnings are affected not only by the extensive regulation described above, but also by general economic conditions. These economic conditions influence, and are themselves influenced, by the monetary and fiscal policies of the United States government and its various agencies, particularly the FRB. The Registrant cannot predict changes in monetary policies or their impact on its operations and earnings.

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

RESEARCH

         The Company makes no material expenditures for research and development. However, the reader is referred to the following section on "Computers and the Year 2000."

COMPUTERS AND THE YEAR 2000

         The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Potential software failures due to processing errors arising from calculations using the Year 2000 date are a known risk. The Company has appointed its own task force (designated an "Action Team"), and it is working with outside vendors, to evaluate and manage the risks, solutions, and costs associated with addressing this issue. The Company is coordinating closely with its outside electronic data processing vendor to assure that both it and the Company are as adequately prepared as is possible to deal with computer and data-processing issues related to the Year 2000. Of course, the Company must not only address the impact of these issues on its own operations, but also on the operations and prospects of customers, vendors, and other financial institutions and companies.

         The costs incurred, except property and equipment writedowns, in addressing the Year 2000 problem will be expensed as incurred in compliance with generally accepted accounting principles. Management estimates the cost of achieving Year 2000 compliance to be approximately $150,000 (pre-tax) over the cost of normal software upgrades and replacements that would have been incurred through the year 1999. (Of course, this number is subject to change to change.) The Company anticipates that it will complete its own operational changes, including its data processing changes, by December 31, 1998. Testing of software and hardware will likely continue throughout calendar 1999.

         The Company is actively working with its software and hardware suppliers, as well as with those who supply data-processing services to the Company, in connection with Year 2000 issues. Management believes, based on its inquiries to them, that those vendors which are material to the Company are generally on schedule to meet their and the Company's Year 2000 goals. The Company assumes, but cannot be assured, that all applicable federal and state governmental agencies, especially those which are important to the banking and payment systems, will achieve Year 2000 compliance on time.

         The Company's credit customers are also subject to potential loses as a result of Year 2000 issues relating to their own businesses, computers, customers, and vendors. The Company is studying this issue and expects to work with its customers in addressing Year 2000 issues that could reasonably be expected adversely to affect the Company. Any exposure that, in the opinion of management of the Company, is not adequately addressed to management's satisfaction, will be taken into consideration in assessing the risk and/or loss potential, if any, associated with that credit relationship.

         The Company does not anticipate that its expenditures in connection with the remediation of Year 2000 issues will be material to its results of operations, liquidity, and capital resources taken as a whole. The preceding statements in this paragraph are forward looking, and the Company's actual costs, experience, and results may differ due to, among other things, the conversion of various data-processing systems, additional system testing, vendor contract negotiations, and technological developments.

         In October 1997, the Accounting Standards Executive Committee of the AICPA voted to issue a final Statement of Position ("Position Statement"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." However, the issuance of this Position Statement is subject to approval by the Financial Accounting Standards Board ("FASB"). The AICPA has expressed a hope to issue a final Position Statement in the first quarter of 1998. The Position Statement would be effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged.

         In summary, the Position Statement states that the following costs incurred in developing internal-use software should be capitalized: direct costs for materials and services paid to external parties for developing or obtaining the software; payroll and payroll-related costs for employees' time spent directly on the project; and interest costs incurred in developing the software.

         Currently, banks must expense such costs, which can be material to the results of operation, in accordance with the guidance provided by banking regulators such as the Office of the Comptroller of the Currency. The impact of this Position Statement to the Company's results is currently being evaluated and cannot currently be estimated.

DEPENDENCE UPON A SINGLE CUSTOMER

         The Bank's principal customers are generally located in the Middle Tennessee area with a concentration in Wilson County, Tennessee. Neither the Company nor First Bank is dependent upon a single customer or a very few customers.

LINE OF BUSINESS

         The Company operates under the Bank Holding Company Act of 1956 in the area of finance. The Company derived 100% of its consolidated total operating income from the commercial banking business in 1997.


FORWARD-LOOKING STATEMENTS

         Management's discussion of the Company, and management's analysis of the Company's operation sand prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, material unforeseen complications related to addressing Year 2000 issues (both as to the Company and as to its customers, vendors, consultants and governmental agencies), as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 6 and Item 7, as well as other portions of this Report) is to provide Form 10-KSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company not to predict the future or to guarantee results. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

               STATISTICAL INFORMATION AND SELECTED FINANCIAL DATA

         Certain selected financial data and certain statistical data concerning the Company that should be read in conjunction with Item 6, "Management's Discussion and Analysis or Plan of Operation" is set forth as a part of Item 6 and is also presented in certain of the Notes to the Consolidated Financial Statements included in Item 7 of this Report.


ITEM 2.           PROPERTIES.

         The Main Office of the Company and First Bank is a two-story bank building in Mt. Juliet, Tennessee. In addition, First Bank has six Branches located in Lebanon, Hermitage, Donelson, Old Hickory, and Smyrna, Tennessee, all of which are located in Wilson, Davidson and Rutherford Counties in Tennessee. First Bank owns all of its offices with the exception of two offices. (The Bank leases the land and building in one location and it leases only the land in another location.) The Bank operates six automated teller machines.

         In the judgment of management, the facilities of the Company and First Bank are generally suitable and adequate for the current and reasonably foreseeable needs of the Company and First Bank. However, new office sites, and further geographic expansion, have been and likely will be considered from time to time, and the Bank has recently began using a building located on a lot contiguous to the Main Office.


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

         No matters were submitted to a vote of security holders in the fourth quarter of 1997.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)      MARKET INFORMATION

         There is no established public trading market for the Company's Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for each quarter of fiscal year 1997. (UNLESS OTHERWISE EXPRESSLY STATED, ALL PER SHARE DATA HAVE BEEN ADJUSTED TO GIVE EFFECT, TO THE TWO-FOR-ONE STOCK SPLIT THAT WAS APPROVED BY THE COMPANY'S SHAREHOLDERS ON APRIL 18, 1996.) The Company did not redeem any shares of its Common Stock in 1997 or 1996. In calendar 1995 the Company redeemed 468 shares of its Common Stock in a single transaction for $13.00 per share. The Company repurchases its own shares from time to time, generally on an ad hoc basis principally to assist in providing some liquidity in the stock. The other information included below has been reported to the Company by certain selling or purchasing shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company's Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Some of the transactions may have involved the Company or its principals.

               Calendar Quarter                    Common Stock
               ----------------           -------------------------------
                                          High                     Low
                                          ----                     ---
               Stock Price
               -----------

                      1997
               Fourth Quarter             $25.00                   $25.00
               Third Quarter              $22.50                   $22.50
               Second Quarter             *N/A                     *N/A
               First Quarter              $21.00                   $20.00


                      1996
               Fourth Quarter             $19.00                   $18.50
               Third Quarter              $18.50                   $16.50
               Second Quarter             $16.50                   $16.50
               First Quarter              $16.50                   $16.00

               *No trades.

         The last trade known to management involved 160 shares at $25.00 per share in January 1998. Because there is no established public trading market for the Company's Common Stock, and because the Company and its directors, officers, and/or employees may be involved, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company's Common Stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

THE COMPANY'S COMMON STOCK

         The Company is authorized by its Charter to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. In connection with the acquisition of First Bank, effective January 1, 1992, the Company issued (adjusted to reflect the two-for-one stock split that occurred in 1996) 1,060,000 shares of the Common Stock. At February 1, 1998, the Company had 941,646 shares outstanding (not including the shares reserved for options which have been or may be granted under existing plans).

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

(B)      HOLDERS

         The approximate number of record holders, including those shares held in "nominee" or "street name," of the Company's Common Stock at February 1, 1998 was approximately 515.

(C)      DIVIDENDS

         The Company commenced business for all practical purposes on January 1, 1992. The Company declared and paid cash dividends on its Common Stock of $0.25 per share in 1997, $0.20 per share in 1996, and $0.175 per share in 1995. Future dividends may be paid as determined by the Company's Board of Directors from time to time in accordance with federal and state law. The Company presently intends to pay dividends in accordance with past practices; however, any dividends that may be declared and paid by the Company in the future will be subject to Board discretion and will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted, including Board discretion.

         The Company, as a corporation governed in part by the Tennessee Business Corporation Act ("TBCA"), as amended, is subject to the limitations on dividends and other distributions set forth in the TBCA. The TBCA contains certain statutory restrictions on the ability to make distributions, including the payment of dividends. Tennessee law allows a for-profit corporation to pay dividends under certain circumstances that might preclude payments of dividends by a state bank. Under state law, a bank holding company may declare and pay dividends provided that (1) the payment of dividends would not render the corporation unable to pay its debts as they become due in the usual course of business; (2) the corporation's total assets would not be less than the sum of its total liabilities plus (unless the charter permits otherwise) the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy upon dissolution the preferential rights of shareholders whose preferential rights are superior to those receiving the distribution; or (3) the payment of dividends would not be contrary to any restriction contained in the corporation's charter. At present, the Company's charter does not expressly permit distributions described in (2) above, nor does the Company have any shareholders with rights preferential to holders of the Company's common equity. The Company has no restriction in its charter concerning the payment of dividends.

         The Company expects that funds for the payment of dividends and expenses (including organizational expenses) of the Company initially will come from dividends paid to the Company by First Bank. If the Company requires additional funds for acquisitions or investments, it may be able to obtain those funds from additional dividends paid by First Bank or from external financing.

         Tennessee banking statutes provide that the directors of a state bank, after making proper deduction for all expenditures, expenses, taxes, losses, bad debts, and any write-offs or other deductions required by the TDFI, may credit net profits to the bank's undivided profits account. Directors of a state bank may quarterly, semiannually, or annually declare a dividend from the undivided profits account in an amount as they shall judge expedient, provided that prior to determining that undivided profits are available for the declaration of dividends, the following transfers shall be made: (1) net losses shall be deducted from the undivided profits account; and (2) there shall be transferred from the undivided profits account to the surplus account (a) the amount required to raise the surplus to fifty percent (50%) of the capital stock; and,
(b) an amount, not less than ten percent (10%) of net profits, until the surplus equals the capital stock, and provided that the bank has adequately reserved against deposits and such reserve will not be impaired by the declaration of the dividend. A state bank, with the approval of the TDFI, may transfer funds from its capital surplus account to its undivided profits account or any part of its capital stock account.

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

         (D)      FFC DIVIDEND REINVESTMENT PLAN

         In 1996 the Company established a dividend reinvestment plan (the "Dividend Reinvestment Plan") for those Shareholders who desire to reinvest their cash dividends in Company Common Stock. Pursuant to the Dividend Reinvestment Plan, the Company can purchase shares of the Common Stock in the open market or issue authorized but previously unissued shares to meet the requirements of this plan. During 1997, the Company issued 7,850 original shares to participants in the Dividend Reinvestment Plan.

         (E)      SALES OF UNREGISTERED SECURITIES

         The Company has not sold any unregistered securities that were not previously reported in a quarterly report on its quarterly Report on Form 10-QSB except as set forth in this paragraph. In 1997, the Company issued 2,808 shares to certain of the participants in the 1993 First Financial Corporation Stock Option Plan (the "Stock Option Plan") at an average weighted price per share of $11.53. Please refer to Note 16 of the Consolidated Financial Statements for additional information on the dividend reinvestment plan and to Note 18 of the Consolidated Financial Statements for additional information on the Stock Option Plan.

         (F)      REGISTRATION UNDER THE EXCHANGE ACT

         The Company recently registered its common voting shares pursuant to
Section 12(g) of the Exchange Act. The registration statement (Form 8-A) is expected to be effective in May of 1998. Accordingly, beginning with the effectiveness of that registration statement, the Company will be subject to the requirements of the Exchange Act, including (without limitation) the proxy rules and Section 16(a).

         Section 16(a) of the Exchange Act requires the Company's Directors and certain officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities of the Company that might be issued in the future. These officers, directors and greater than ten-percent shareholders are required by a Commission regulation to furnish the Company with copies of these reports.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The purpose of the discussion that begins on the next page is to provide insight into the financial condition and results of operations of the Company and First Bank, its subsidiary. This discussion should be read in conjunction with the consolidated financial statements.






                      [Please turn to the following page.]

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION
--------------------------------------------------------------------------------


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

    The Company's investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need or desire to increase capital and similar economic factors. The Company has $8,944,000 of securities scheduled to mature or reprice in the next twelve months.

    A secondary source of liquidity is the Company's loan portfolio. At December 31, 1997 commercial loans of approximately $31 million and other loans (real estate construction, real estate mortgage and consumer) of approximately $88 million which either will become due or will be subject to rate adjustments within the next twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

    As for liabilities, certificates of deposit of $100,000 or greater of approximately $29 million will become due during the next twelve months. The Company's deposit base has shown continued growth, increasing by approximately $26 million or 15.4% in 1997. During 1996 deposits increased by approximately $25 million or 17.2%.

    The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At December 31, 1997 and 1996, the Company had $942,000 and $993,000, respectively, of these advances.

    As of December 31, 1997 the Bank's asset sensitivity was 6.0% (the excess of earnings assets over interest sensitive liabilities divided by total assets at the one year threshold). Management estimates an increase or decrease in interest rates of 1% would have an immaterial impact on earnings.

    Management works diligently to maintain proper liquidity. Given present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, it is anticipated that liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that are anticipated to result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 19.5% at December 31, 1997 and 22.9% at December 31, 1996.

    The Company presently maintains an asset sensitive position over the 1998 year or a positive gap assuming negotiable order of withdrawal, money market demand and savings accounts are not rate sensitive. Asset sensitivity means that more of the Company's assets are capable of repricing over certain time frames than liabilities. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the 90 day gap is a picture of the possible repricing over a 90 day period.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
PLAN OF OPERATION
--------------------------------------------------------------------------------


    The following table shows the rate sensitivity gaps for different time periods as of December 31, 1997:

                                             ---------------------------------------------------------
 Interest rate sensitivity gaps:                  1-90          91-365         One Year
 December 31, 1997                                Days           Days         and Longer       Total
                                             ------------    -----------    ------------   -----------
 Interest-earning assets . . . . . . . .     $     62,550    $    46,728    $     89,412   $   198,690
 Interest-bearing liabilities  . . . . .           33,155         58,999          77,484       169,638
----------------------------------------     ------------    -----------    ------------   -----------
 Interest-rate sensitivity gap . . . . .     $     29,395    $   (12,271)   $     11,928   $    29,052
----------------------------------------     ------------    -----------    ------------   -----------
 Cumulative gap  . . . . . . . . . . . .     $     29,395    $    17,124    $     29,052
                                             ------------    -----------    ------------
 Interest-rate sensitivity gap
    as a % of total assets . . . . . . .             14.8%          (6.2)%           6.0%
----------------------------------------     ------------    -----------    ------------
 Cumulative gap as a % of
    total assets . . . . . . . . . . . .             14.8%           8.6 %          14.6%
----------------------------------------     ------------    -----------    ------------


    For purposes of presentation management considers negotiable order of withdrawal accounts, money market demand accounts and savings accounts totaling $55,216,000 at December 31, 1997 not necessarily interest rate sensitive and has included them in the above table in the over one year period. The cumulative gap would be decreased by $55,216,000 for all periods through 365 days if the accounts with no contractual maturities had been included in the 1-90 days maturity category.

CAPITAL RESOURCES

    A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 7.5% at December 31, 1997, 7.2% at December 31, 1996 and 7.0% at December 31, 1995. Total assets increased 15.5% from $183,973,000 to $212,492,000 during the year ended December 31, 1997. During 1996 total assets increased from $157,755,000 to $183,973,000 or 16.6%. Management has anticipated an annual growth rate of 10% to 15% for 1998 compared to the annual growth rates of 15.5% for 1997 and 16.6% for 1996. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

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

    The following schedule details the Company's risk-based capital at December 31, 1997 (excluding the effect of the adoption of SFAS No. 115):

 (In Thousands)
----------------------------------------------------------------------------------------  -----------
 Tier I capital:  Stockholders' equity..................................................  $    15,713
 Total risk-based capital:
     Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets).....        1,704
----------------------------------------------------------------------------------------  -----------
          Total risk-based capital......................................................  $    17,417
----------------------------------------------------------------------------------------  -----------
 Risk-weighted assets...................................................................  $   155,598
----------------------------------------------------------------------------------------  -----------
 Risk-based capital ratios:  Tier I capital ratio.......................................        10.10%
----------------------------------------------------------------------------------------  -----------
 Total risk-based capital ratio.........................................................        11.19%
----------------------------------------------------------------------------------------  -----------

    The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 1997, the Company and its subsidiary bank were in compliance with these requirements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION
--------------------------------------------------------------------------------


    In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets - excluding the effect of the adoption of SFAS No. 115) of 4%. The Company's leverage ratio at December 31, 1997 was 7.45% as compared to 7.14% at December 31, 1996 and 6.86% at December 31, 1995.

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

    There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide liquidity in the shares. During the twelve months ended December 31, 1997 and December 31, 1996, the Company did not redeem any of its common voting stock. During the year ended December 31, 1995, the Company redeemed 468 shares of its voting common stock at $13.00 per share in an aggregate amount of $5,000. All shares of common stock have been retroactively adjusted for a two-for-one stock split approved on April 18, 1996. The Company will continue to be a source of liquidity for its stock, however, at least in the near term, it will not be an aggressive purchaser.

    In April, 1993, the stockholders approved a stock option plan whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At December 31, 1997, 79,400 shares of the options had been granted at $10.00 per share, 2,000 shares were granted at $12.00 per share, 4,000 shares were granted at $13.00 per share, 29,792 shares were granted at $15.00 per share, 528 shares were granted at $19.00 per share and 13,000 shares were granted in 1997 at $22.50 per share. The options are granted at the estimated market price of the stock at the date the option was granted. At December 31, 1997 there were 124,222 options granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At December 31, 1997 options to purchase 30,280 common shares were available for grant in future years.

    At present, the net book value of premises and equipment is 42.3% of the Company's capital. The subsidiary bank now has a significant presence in the Wilson County market with offices in Mt. Juliet, Tennessee, Hermitage, Tennessee and Lebanon, Tennessee. The bank also has a branch bank facility in Smyrna, Rutherford County, Tennessee which opened in the fourth quarter of 1996. The Company is also in the process of constructing a new branch bank facility in Donelson, Davidson County, Tennessee at an estimated cost of $850,000. Management believes that expansion into these different markets diversifies its risk and provides increased opportunity for generating growth and profits. At present the ratio of fixed assets to capital at the subsidiary bank level is 41.0%. Investment in fixed assets can have a detrimental impact on profits, particularly in the short term.

RESULTS OF OPERATIONS

    Net earnings were $2,604,000 in 1997 as compared to $2,350,000 in 1996 and $1,741,000 in 1995. Basic earnings per share increased from $1.89 in 1995 to $2.53 in 1996 to $2.78 in 1997. Diluted earnings per share increased from $1.88 in 1995 to $2.50 in 1996 to $2.71 in 1997.

    As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, i.e., the excess of interest earned over interest paid.

    The Company's total interest income, excluding tax equivalent adjustments, increased by $2,023,000 or 13.8% in 1997, $2,248,000 or 18.2% in 1996, and
$3,535,000 or 40.0% in 1995. The increases were primarily attributable to higher volumes of earning assets in 1997, 1996, and 1995. The ratio of average earning assets to total average assets was 93.1% for the year ended December 31, 1997, 93.2% for 1996 and 93.1% for 1995.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION
--------------------------------------------------------------------------------

    Interest expense increased by $1,081,000 in 1997 or 16.2%, increased $863,000 or 14.9% in 1996, and increased $2,003,000 or 52.8% in 1995. The increase in 1997 can be attributable largely to an increase in volume. The increase in 1996 can be attributed generally to an increase in volume which was partially offset by a decrease in weighted average interest rates and a decrease in overall borrowings. The increase in 1995 can be attributed generally to the increases in volume and an increase in weighted average interest rates as well as increases in the outstanding balance on the line of credit, advances from the Federal Home Loan Bank and long-term debt.

    The foregoing resulted in an increase in net interest income of $942,000 or 11.8% during 1997, $1,385,000 or 21.0% in 1996, and $1,532,000 or 30.3% in
1995.

    For the year ended December 31, 1997, the Company had interest income, on a tax-equivalent adjusted basis, as a percent of average earning assets, of 9.2%, compared with 9.3% for the year ended December 31, 1996 and 9.4% for 1995. Interest expense as a percentage of interest bearing liabilities did not change between 1996 and 1997. Interest expense as a percentage of average interest bearing liabilities decreased from to 5.1% in 1995 to 4.9% in 1996. Net interest spread, which is defined as the excess of the percentage of tax equivalent interest income to average earning assets over the percentage of interest expense to average interest bearing liabilities, remained level at 5.1% in 1995 and 1996 and decreased to 5.0% in 1997. The spread has remained relatively constant for the past three years.

    Since assets are more sensitive to movements in rates this should favor the income statement. Should loan demand not increase, and competition, intent on increasing market share, drive interest expenses up, the net interest margin will decline.

    The provision for loan losses was $350,000 in 1997 as compared to $310,000 in 1996 and $356,000 in 1995. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to repay. Management has in place a system for identifying and monitoring problem loans on a timely basis.

    The following schedule details selected information as to nonperforming loans of the Company's subsidiary at December 31, 1997 and 1996:

---------------------------------------------------------------------------------------   ---------      ---------
(Dollars in thousands)                                                                      1997           1996
Loans past due 90 days or more and still accruing:
  Commercial, financial and agricultural loans  . . . . . . . . . . . . . . . . . . . .   $     139      $     139
  Real estate - construction  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -              -
  Real estate - mortgage loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         109             74
  Consumer loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          67             14
---------------------------------------------------------------------------------------   ---------      ---------
                                                                                                315            227
---------------------------------------------------------------------------------------   ---------      ---------
Non-accrual loans:
  Commercial, financial and agricultural loans  . . . . . . . . . . . . . . . . . . . .         389              -
  Real estate - construction loans  . . . . . . . . . . . . . . . . . . . . . . . . . .           -              -
  Real estate - mortgage loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          89             88
  Consumer loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3              -
---------------------------------------------------------------------------------------   ---------      ---------
                                                                                                481             88
---------------------------------------------------------------------------------------   ---------      ---------
Renegotiated loans:
  Commercial, financial and agricultural loans                                                   49             92
  Real estate - construction loans  . . . . . . . . . . . . . . . . . . . . . . . . . .           -              -
  Real estate - mortgage loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         108            231
  Consumer loans  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -              -
---------------------------------------------------------------------------------------   ---------      ---------
                                                                                                157            323
---------------------------------------------------------------------------------------   ---------      ---------
         Total nonperforming loans                                                        $     953      $     638
---------------------------------------------------------------------------------------   ---------      ---------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION
--------------------------------------------------------------------------------

    Nonperforming loans have increased by $315,000 from December 31, 1996 to December 31, 1997 and represent .65% and .51% of total loans, respectively.
The increase resulted from an increase in non-accrual loans of $393,000, an increase in loans ninety-days or more past due of $88,000, and a decrease in renegotiated loans of $166,000. The decrease in restructured loans from 1996 to 1997 resulted primarily from the paydown of loans between years. One of these loans amounting to $108,000 is included within real estate - mortgage and one loan amounting to $49,000 is included within commercial loans.

    At December 31, 1997 loans totaling $2,018,000 were included in the Company's internal classified loan list. Of these loans $671,000 are consumer, $1,175,000 are commercial loans and $172,000 are real estate loans. The collateral values securing these loans total approximately $3,248,000 based on management estimates ($1,241,000 related to consumer loans, $1,721,000 related to commercial loans and $286,000 related to real estate loans). At December 31, 1996, the Company's internally classified loans totaled $1,634,000 as compared to $1,419,000 at December 31, 1995. Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

    Non-interest income increased $351,000 or 20.2% in 1997, and increased $201,000 or 13.1% in 1996, and decreased $351,000 or 18.6% in 1995. Included in the year ended December 31, 1996 is a net security gain of $11,000. Exclusive of this transaction, non-interest income increased $362,000 or 20.9% in 1997 and increased $190,000 or 12.4% in 1996. There were no securities gains during the year ended December 31, 1995. The overall increase in non-interest income in 1997 includes a $165,000 increase in service charges on deposits, a $212,000 increase in gains on sales of loans, and a $15,000 decrease in other fees. The increase in 1996 resulted from increases in service charges, other fees, and gains on sales of loans. The overall decline for the year ended 1995 is generally a result of decreases in the gain on sale of loans and other fees offset to some degree by a continued increase in service charges on deposits. Gain on sale of loans increased from $556,000 in 1995 to $600,000 in 1996 and increased to $812,000 in 1997. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

    Non-interest expense increased $835,000 or 14.3% in 1997, $706,000 or 13.7% in 1996, and $561,000 or 12.2% in 1995. Included in the years ended December 31, 1997 and 1995 are net security losses of $47,000 and $62,000, respectively, related to sales of available-for-sale securities. Exclusive of these transactions, non-interest expense increased $788,000 or 13.5% and $768,000 or 15.1% in 1997 and 1996, respectively. The increases in 1997, 1996, and 1995 were primarily attributable to increases in salaries and employee benefits which is due to an increased number of employees, locations, and increases in annual compensation; increases in occupancy expenses and additions to furniture and equipment in 1996. Employee salaries and benefits increased $526,000 or 16.0% in 1997, $509,000 or 18.3% in 1996 and $283,000 or 11.3% in 1995. The
FDIC insurance premiums and state banking fees decreased from $160,000 in 1995 to $34,000 in 1996 and increased to $59,000 in 1997. The decrease in 1995 FDIC premiums resulted from a reduction in the assessment rate from .23% to .04% of eligible deposits (the lowest rate under the newly enacted risk based assessment regulations) effective June 1, 1995 and effective January 1, 1996, the FDIC premiums were reduced to the annual minimum of $2,000. Premiums for 1997 increased to $21,000.

    The Company accounts for its securities under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

    - Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

    - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

    - Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

    The classification of the entire securities portfolio at December 31, 1997 and 1996 as available-for-sale was made to provide for more flexibility in asset/liability management and capital management.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION
--------------------------------------------------------------------------------

    The net increase in capital at December 31, 1995 resulting from applying these accounting provisions totaled $197,000 which represents the unrealized appreciation in securities available-for-sale of $318,000 less applicable tax benefit of $121,000. At December 31, 1996, the net increase in capital totaled $29,000 which represents the unrealized appreciation in securities available-for-sale of $47,000 less applicable tax deductions of $18,000. The net increase in capital at December 31, 1997 totaled $249,000 which represents the unrealized appreciation in securities available-for-sale of $401,000 less applicable taxes of $152,000.

    In November, 1995 the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which permits the reassessment of the appropriateness of the classifications of all securities by December 31, 1995. Reclassifications from the held-to-maturity classification that result from this one-time reassessment will not call into question the intent of an entity to hold other debt securities to maturity in the future. The Company transferred securities with an amortized cost of $20,155,000 (market value - $20,307,000) to the available-for-sale classification in December, 1995 pursuant to these provisions.

    The Company plans to adopt Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". The new statement which becomes effective for years beginning after December 15, 1997, requires a new financial statement that includes unrealized gains and losses on certain assets and liabilities. The statement will provide additional information but will not impact existing statements.

    The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1990 rather than the year 2000. This could result in a major system failure or miscalculations. The Company's software vendors have been communicated with and are responsible for upgrading the primary software of the Bank. Communications have also been planned with customers of the Bank concerning the Year 2000 Issue. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

    Management is not aware of any known trends, events or uncertainties that will have or reasonably likely to have a material effect on the Company's liquidity, capital resources or operations of the Company. The Company is not aware of any current recommendations, which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

    Branch operations contributed 67.9% of the Bank's total deposits by year end as compared to 66.6% in 1996, as well as 45.3% of the loans as compared to 42.2% in 1996. The origination and sale of loans net of allocated expenses contributed $177,000 in pretax income in 1997 and $86,000 in 1996. Management will continue to investigate potential opportunities to offer new products as well as opportunities to increase market share through geographical expansion.

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

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997



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

        Non-accrual loans have been included in the loan category. Loan fees of $956,000, $716,000 and $466,000 for 1997, 1996 and 1995, respectively, are included in loan income and represent an adjustment of the yield on these loans.

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997

                                                                  In Thousands, Except Interest Rates
                                       --------------------------------------------------------------------------------------
                                         1997                               1996                        1997/1996 Change
                                       ----------------------------- ----------------------------  --------------------------
                                        Average   Interest  Income/   Average   Interest  Income/   Due to    Due to
                                        Balance     Rate    Expense   Balance     Rate    Expense   Volume    Rate      Total
                                       ---------  ------- ---------- ---------  --------  -------  --------  --------   -----
Taxable loans                          $ 136,918    10.0%   13,707    114,519     10.35%   11,858     2,318    (469)    1,849
                                       ---------  ------    ------    -------   -------    ------     -----     ---     -----

Tax exempt loans                             418    5.98        25        571      6.13        35        (9)     (1)      (10)
Taxable equivalent adjustment                 --      --        13         --        --        19        (5)     (1)       (6)
                                       ---------  ------    ------    -------   -------    ------                       -----
         Total tax-exempt loans              418    9.09        38        571      9.46        54       (14)     (2)      (16)
                                       ---------  ------    ------    -------   -------    ------                       -----

         Total loans                     137,336   10.01    13,745    115,090     10.35    11,912     2,302    (469)    1,833


Less allowance for possible loan
    losses                                (1,646)     --        --     (1,409)       --        --                          --
                                       ---------  ------    ------    --------  -------    ------                       -----

         Net loans                       135,690   10.13    13,745    113,681     10.48    11,912     2,306    (473)    1,833
                                       ---------  ------    ------    -------   -------    ------                       -----

Investment securities-taxable             28,184    6.56     1,848     31,791      6.40     2,036      (231)     43      (188)

Investment securities-tax exempt          11,249    4.89       550      8,920      4.89       436       114      --       114
Taxable equivalent adjustment                 --      --       283         --        --       225        58      --        58
                                       ---------  ------    ------    -------   -------    ------                       -----
         Total tax-exempt
           investment securities          11,249    7.41       833      8,920      7.41       661       172      --       172
                                       ---------  ------    ------    -------   -------    ------                       -----

         Total investment securities      39,433    6.80     2,681     40,711      6.62     2,697       (85)     69       (16)
                                       ---------  ------    ------    -------   -------    ------                       -----

Loans held for sale                        2,125    6.68       142      1,733      6.87       119        27      (4)       23
Federal funds sold                         7,485    5.08       380      3,119      4.39       137       192      51       243
Interest-bearing deposits in
    financial institutions                    --      --        --         95      8.42         8        (8)     --        (8)
                                       ---------  ------    ------    -------   -------    ------                       -----

         Total earning assets, net
           of allowance for possible
           loan losses                   184,733    9.17    16,948    159,339      9.33    14,873     2,369    (294)    2,075
                                       ---------  ------    ------    -------   -------    ------                       -----

Cash and due from banks                    4,922                        4,369

Other assets                               8,704                        7,186
                                       ---------                      -------

    Total assets                       $ 198,359                      170,894
                                       =========                      =======

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997


                                                                  In Thousands, Except Interest Rates
                                   -------------------------------------------------------------------------------------------------
                                      1997                                   1996                             1997/1996 Change
                                   --------------------------------   -------------------------------  -----------------------------
                                     Average    Interest    Income/    Average    Interest   Income/    Due to    Due to
                                     Balance      Rate      Expense    Balance      Rate     Expense     Volume    Rate      Total
                                   ------------ --------   --------   ---------   -------- ----------  -----------------  ----------
Deposits:
    Negotiable order of withdrawal
      accounts                      $ 20,310     2.64%        536       16,046       2.50%     401      107        28         135
    Money market demand accounts      22,115     3.99         883       19,680       4.04      795       98       (10)         88
    Savings accounts                   8,479     2.69         228        8,121       2.76      224       10        (6)          4
    Individual retirement savings
      accounts                         1,724     4.58          79        1,737       4.61       80       (1)       --          (1)
    Certificates of deposit,
      $100,000 and over               31,190     5.86       1,829       24,766       5.70    1,412      366        51         417
    Certificates of deposit
      under $100,000                  73,268     5.50       4,028       64,109       5.54    3,553      507       (32)        475
    Other borrowings                   2,058     7.48         154        2,580       7.40      191      (39)        2         (37)
                                    --------    -----      ------     --------    -------    -----                       --------
         Total interest-bearing
           liabilities               159,144     4.86       7,737      137,039       4.86    6,656    1,074         7       1,081

Demand                                23,459       --          --       20,861         --       --                             --
                                    --------    -----      ------     --------    -------    -----                       --------
        Total liabilities            182,603     4.24       7,737      157,900       4.22    6,656    1,042        39       1,081
                                    --------    -----      ------     --------    -------    -----                       --------

Other liabilities                      2,388                             1,260

Stockholders' equity                  13,368                            11,734
                                    --------                          --------

    Total liabilities and
      stockholders' equity          $198,359                           170,894
                                    ========                          ========

Net interest income                                         9,211                            8,217                            994
                                                           ======                            =====                       ========

Net yield on earning assets                      4.99%                               5.16%
                                                =====                             =======

Net interest spread                              4.93%                               5.11%
                                                =====                             =======

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997


                                                                  In Thousands, Except Interest Rates
                                       --------------------------------------------------------------------------------------------
                                                 1996                        1995                           1996/1995 Change
                                       --------------------------------------------------------------------------------------------
                                        Average  Interest   Income/     Average  Interest    Income/   Due to     Due to
                                        Balance    Rate     Expense     Balance    Rate      Expense   Volume      Rate       Total
                                        -------  --------   --------    -------  ---------    -------   ------     ------      -----
Taxable loans                          $114,519      10.3%    11,858    90,531       10.77%    9,749    2,583       (474)     2,109
                                       --------  --------   --------   -------    --------   -------                          -----

Tax exempt loans                            571      6.13         35       616        6.17        38       (3)         -         (3)
Taxable equivalent adjustment                 -         -         19         -           -        20       (1)         -         (1)
                                       --------  --------   --------   -------    --------   -------                          -----
         Total tax-exempt loans             571      9.46         54       616        9.42        58       (4)         -         (4)
                                       --------  --------   --------   -------    --------   -------                          -----

         Total loans                    115,090     10.35     11,912    91,147       10.76     9,807    2,576       (471)     2,105

Less allowance for possible loan
    losses                               (1,409)        -          -    (1,083)          -         -                   -
                                       --------  --------   --------   -------    --------   -------                          -----
         Net loans                      113,681     10.48     11,912    90,064       10.89     9,807    2,572       (467)     2,105
                                       --------  --------   --------   -------    --------   -------                          -----

Investment securities-taxable            31,791      6.40      2,036    30,078        6.44     1,938      110        (12)        98

Investment securities-tax exempt          8,920      4.89        436     7,301        4.93       360       80         (4)        76
Taxable equivalent adjustment                 -         -        225         -           -       185        -          -          -
                                       --------  --------   --------   -------    --------   -------                          -----

         Total tax-exempt
           investment securities          8,920      7.41        661     7,301        7.46       545      121         (5)       116
                                       --------  --------   --------   -------    --------   -------                          -----

         Total investment securities     40,711      6.62      2,697    37,379        6.64     2,483      221         (7)       214
                                       --------  --------   --------   -------    --------   -------                          -----
Loans held for sale                       1,733      6.87        119     1,518        4.94        75       11         33         44
Federal funds sold                        3,119      4.39        137     4,032        5.18       209      (47)       (25)       (72)
Interest-bearing deposits in
    financial institutions                   95      8.42          8       180        6.67        12       (6)         2         (4)
                                       --------  --------   --------   -------    --------   -------                          -----
         Total earning assets, net
           of allowance for possible
           loan losses                  159,339      9.33     14,873   133,173        9.45    12,586    2,473       (186)     2,287
                                       --------  --------   --------   -------    --------   -------                          -----
Cash and due from banks                   4,369                          3,501

Other assets                              7,186                          6,364
                                       --------                        -------

    Total assets                       $170,894                        143,038
                                       ========                        =======

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997





                                                                  In Thousands, Except Interest Rates
                                   -----------------------------------------------------------------------------------------------
                                                  1996                               1995                     1996/1995 Change
                                   ---------------------------------  --------------------------------   -------------------------
                                     Average     Interest   Income/     Average    Interest   Income/     Due to    Due to
                                     Balance       Rate     Expense     Balance      Rate     Expense     Volume     Rate    Total
                                   ----------    --------  --------     -------    --------   -------     ------    ------   -----
Deposits:
    Negotiable order of withdrawal
      accounts                     $   16,046      2.50%        401      12,841        2.66%      341         85       (25)     60
    Money market demand accounts       19,680      4.04         795      13,898        4.01       558        232         5     237
    Savings accounts                    8,121      2.76         224       7,995        2.64       211          3        10      13
    Individual retirement savings
      accounts                          1,737      4.61          80       1,789        4.58        82         (2)        -      (2)
    Certificates of deposit,
      $100,000 and over                24,766      5.70       1,412      21,461        6.05     1,299        200       (87)    113
    Certificates of deposit
      under $100,000                   64,109      5.54       3,553      53,628        5.74     3,077        602      (126)    476
    Other borrowings                    2,580      7.40         191       2,940        7.65       225        (27)       (7)    (34)
                                   ----------    ------      ------   ---------      ------   -------                        -----
         Total interest-bearing
           liabilities                137,039      4.86       6,656     114,552        5.06     5,793      1,138      (275)    863

Demand                                 20,861         -           -      17,908           -         -                            -
                                   ----------    ------      ------    --------      ------   -------                        -----

        Total liabilities             157,900      4.22       6,656     132,460        4.37     5,793      1,112      (249)    863
                                   ----------    ------      ------    --------      ------   -------                        -----
Other liabilities                       1,260                               909

Stockholders' equity                   11,734                             9,669
                                   ----------                          --------

    Total liabilities and
      stockholders' equity         $  170,894                           143,038
                                   ==========                          ========

Net interest income                                             217                             6,793                        1,424
                                                               ====                             =====                        =====

Net yield on earning assets                        5.16%                               5.10%
                                                 ======                                ====

Net interest spread                                5.11%                               5.08%
                                                 ======                                ====

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997

II.  Investment Portfolio

     A.   Securities at December 31, 1997 are as follows:

                                                     SECURITIES AVAILABLE-FOR-SALE
                               ----------------------------------------------------------------------------
                                                              (In Thousands)
                                                        Gross               Gross             Estimated
                                   Amortized         Unrealized          Unrealized            Market
                                     Cost               Gains              Losses               Value
                               -----------------  -----------------   -----------------   -----------------
 U.S. Government
     obligations               $           6,748                23                  3               6,768
 Securities of U.S.
     government agencies
     and corporations                      7,540                64                 16               7,588
 Obligations of state and
     political subdivisions               12,874               263                 20              13,117
 Mortgage-backed
     securities                           10,258               149                 36              10,371
 Collateralized mortgage
     obligations                           1,611                 -                 22               1,589
 Federal Home Loan
     Bank Stock                              582                 -                  -                 582
                               -----------------  -----------------   -----------------   -----------------

                               $          39,613               499                 97              40,015
                               =================  =================   =================   =================

 Securities at December 31, 1996 are as follows:


                                                     SECURITIES AVAILABLE-FOR-SALE
                               ----------------------------------------------------------------------------
                                                              (In Thousands)
                                                        Gross               Gross             Estimated
                                   Amortized         Unrealized          Unrealized            Market
                                     Cost               Gains              Losses               Value
                               -----------------  -----------------   -----------------   -----------------
 U.S. Government
     obligations               $           6,195                24                 14               6,205
 Securities of U.S.
     government agencies
     and corporations                      9,932                54                 56               9,930
 Obligations of
     state and political
     subdivisions                         10,562               135                 77              10,620
 Collateralized mortgage
     obligations                           3,601                 -                 59               3,542
 Federal Home Loan
     Bank Stock                              498                 -                  -                 498
 Mortgage-backed
     securities                           11,639               105                 66              11,678
                               -----------------  -----------------   -----------------   -----------------

                                $         42,427               318                272              42,473
                               =================  =================   =================   =================

         B. The following schedule details the estimated maturities and weighted average yields of investment securities of the Company at December 31, 1997.

                                                                     Estimated           Weighted
                                                 Amortized            Market              Average
Available-For-Sale Securities                      Cost                Value              Yields
-----------------------------                -----------------   -----------------   -----------------
                                                                   (In Thousands)
Securities of U.S. Government
   obligations:
     Less than one year                       $         2,241               2,240                 5.2%
     One to five years                                  4,507               4,528                 6.0
     Five to ten years                                      -                   -                   -
     More than ten years                                    -                   -                   -
                                             -----------------   -----------------   -----------------
        Total securities of
          U.S. Government obligations                   6,748               6,768                 5.9
                                             -----------------   -----------------   -----------------

Securities of U.S. Government
   agencies and corporations:
     Less than one year                                     -                   -                   -
     One to five years                                  2,496               2,510                 6.7
     Five to ten years                                  1,833               1,857                 6.8
     More than ten years                                3,211               3,221                 6.8
                                             -----------------   -----------------   -----------------
        Total securities of U.S.
          Government agencies
          and corporations                              7,540               7,588                 6.8
                                             -----------------   -----------------   -----------------
 Obligations of states and
    political subdivisions*:
      Less than one year                                  755                 756                 4.4
      One to five years                                 4,988               4,997                 4.6
      Five to ten years                                 2,143               2,189                 5.0
      More than ten years                               4,988               5,175                 5.2
                                             -----------------   -----------------   -----------------
         Total obligations of states
           and political subdivisions                  12,874              13,117                 4.9
                                             -----------------   -----------------   -----------------
 Corporate and other:
    Deposit notes and corporate bonds                     582                 582                 7.2
                                             -----------------   -----------------   -----------------
    Mortgage-backed securities                         10,258              10,371                 6.9
                                             -----------------   -----------------   -----------------
    Collateralized mortgage obligations                 1,611               1,589                 5.5
                                             -----------------   -----------------   -----------------
         Total available-for-sale
           securities                         $        39,613              40,015                 6.0
                                             =================   =================   =================

* Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997


III.      Loan Portfolio:

          A.     Loan Types

                 The following schedule details the loans of the Company at December 31, 1997 and 1996.

                                                   In Thousands
                                              -----------------------
                                                 1997          1996
                                              ----------    ---------
Commercial, financial and
    agricultural                               $  46,024       36,311

Real estate - construction                        12,656       11,724

Real estate - mortgage                            74,032       65,204

Consumer                                          15,158       12,190
                                               ---------    ---------
       Gross loans                               147,870      125,429

Less unearned interest                            (1,101)      (1,117)
                                               ---------    ---------

       Total loans, net of unearned interest     146,769      124,312

Less allowance for possible loan losses           (1,704)      (1,541)
                                               ---------    ---------

       Net loans                               $ 145,065      122,771
                                               =========    =========

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997




III.   Loan Portfolio, Continued:

       B.     Maturities and Sensitivities of Loans to Changes in Interest Rates


              The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 1997.

                                                            1 Year to
                                           Less Than        Less Than        After 5
                                            1 Year*          5 Years          Years         Total
                                         ------------     -------------   -------------    --------
              Maturity Distribution:

                  Commercial, financial
                     and agricultural      $31,470           14,462            92            46,024

                  Real estate -
                     construction           11,840              816             -            12,656
                                           -------           ------        ------            ------

                                           $43,310           15,278            92            58,680
                                           =======           ======        ======            ======

              Interest-Rate Sensitivity:

                  Fixed interest rates     $29,454           15,278            92            44,824

                  Floating or adjustable
                     interest rates         13,856                -             -            13,856
                                           -------           ------        ------            ------

                     Total commercial,
                       financial and
                       agricultural
                       loans plus
                       real estate -
                       construction
                       loans               $43,310           15,278            92            58,680
                                           =======           ======        ======            ======


          * Includes demand loans, bankers acceptances, commercial paper and deposit notes.

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997


III.      Loan Portfolio, Continued

          C.     Risk Elements

                 The following schedule details selected information as to non-performing loans of the Company at December 31, 1997 and 1996.

                                                                                   In Thousands
                                                                           ---------------------------
                                                                              1997               1996
                                                                           --------            -------
                 Non-accrual loans:
                     Commercial, financial and agricultural                $    389                 --
                     Real estate - construction                                  --                 --
                     Real estate - mortgage                                      89                 88
                     Consumer                                                     3                 --
                     Lease financing receivable                                  --                 --
                                                                           --------            -------
                        Total non-accrual                                  $    481                 88
                                                                           ========            =======

                 Loans 90 days past due:
                     Commercial, financial and agricultural                $    139                139
                     Real estate - construction                                  --                 --
                     Real estate - mortgage                                     109                 74
                     Consumer                                                    67                 14
                     Lease financing receivable                                  --                 --
                                                                           --------            -------
                        Total loans 90 days past due                       $    315                227
                                                                           ========            =======

                 Renegotiated loans:
                     Commercial, financial and agricultural                $     49                 92
                     Real estate - construction                                  --                 --
                     Real estate - mortgage                                     108                231
                     Consumer                                                    --                 --
                     Lease financing receivable                                  --                 --
                                                                           --------            -------
                        Total renegotiated loans past due                  $    157                323
                                                                           ========            =======

                 Loans current - considered uncollectible                  $     --                 --
                                                                           ========            =======

                        Total non-performing loans                         $    953                638
                                                                           ========            =======

                        Total loans, net of unearned interest              $146,769            124,312
                                                                           ========            =======

                        Percent of total loans outstanding,
                          net of unearned interest                             0.65%              0.51%
                                                                           ========            =======

                 Other real estate                                                2                  2
                                                                           ========            =======

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997


 III.  Loan Portfolio, Continued:

       C.   Risk Elements, Continued:

            The accrual of interest income is discontinued, and previously accrued interest is reversed, when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans were $481,000 at December 31, 1997 and $88,000 at December 31, 1996. Had interest been accrued on these loans, net earnings would have been increased by approximately $35,000 in 1997 and $4,000 in 1996. Total interest income would have increased from $16,652,000 to $16,687,000 in 1997 as compared to $14,629,000 to $14,633,000 in 1996. There were no non-accrual loans outstanding in 1995.

            Nonperforming loans have increased by $315,000 from December 31, 1996 to December 31, 1997. The increase resulted from an increase in non-accrual loans of $393,000, an increase in loans ninety-days or more past due of $88,000, and a decrease in renegotiated loans of $166,000. The decrease in renegotiated loans from 1996 to 1997 resulted primarily rom the pay down of loans between years. One of these loans amounting to $108,000 is included within real estate mortgage and one loan amounting to $49,000 is included within commercial loans.

            At December 31, 1997, loans totaling $2,018,000 were included in the Company's internal classified loan list. Of these loans $671,000 are consumer, $1,175,000 are commercial and $172,000 are real estate loans. The collateral values securing these loans total approximately $3,248,000 based on management estimates, ($1,241,000 related to consumer loans, $1,721,000 related to commercial loans and $286,000 related to real estate loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan.

            At December 31, 1997, there were no loan concentrations within a single industry segment that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997



 III.     Loan Portfolio, Continued:

          C. Risk Elements, Continued:

             At December 31, 1997 and 1996, other real estate totaled $2,000 and consisted of one property. The balance at December 31, 1997 has not changed from December 31, 1996.

             Management is attempting to sell the property included within other real estate at December 31, 1997 and does not expect to incur any losses.

          D. Other Interest-Bearing Assets

             There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 1997 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997


IV.       Summary of Loan Loss Experience

          The following schedule details selected information related to the allowance for possible loan losses account of the Company at December 31, 1997 and 1996 and the years then ended.

                                                                           In Thousands Except Percentages
                                                                           -------------------------------
                                                                              1997                1996
                                                                           ----------          -----------
          Allowance for loan losses at beginning of period                 $    1,541                1,246
                                                                           ----------          -----------

          Less:  net loan charge-offs:
                 Charge-offs:
                     Commercial, financial and agricultural                       (73)                 (20)
                     Real estate construction                                      --                   --
                     Real estate - mortgage                                       (35)                 (13)
                     Consumer                                                    (101)                 (65)
                     Lease financing                                               --                   --
                                                                           ----------          -----------
                                                                                 (209)                 (98)
                                                                           ----------          -----------
                 Recoveries:
                     Commercial, financial and agricultural                         5                   53
                     Real estate construction                                      --                   --
                     Real estate - mortgage                                        --                   10
                     Consumer                                                      17                   20
                     Lease financing                                               --                   --
                                                                           ----------          -----------
                                                                                   22                   83
                                                                           ----------          -----------
                         Net loan charge-offs                                    (187)                 (15)
                                                                           ----------          -----------

          Provision for loan losses charged to expense                            350                  310
                                                                           ----------          -----------

          Allowance for loan losses at end of period                         $  1,704                1,541
                                                                           ==========          ===========

          Total loans, net of unearned interest, at end of year              $146,769              124,312
                                                                           ==========          ===========

          Average total loans outstanding,
            net of unearned interest, during year                            $137,336              115,090
                                                                           ==========          ===========

          Net charge-offs as a percentage of average
            total loans outstanding, net of unearned
            interest, during year                                                0.14%                0.01%
                                                                           ==========          ===========

          Ending allowance for loan losses as a
            percentage of total loans outstanding
            net of unearned interest, at end of year                             1.16%                1.24%
                                                                           ==========          ===========

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997



IV.     Summary of Loan Loss Experience, Continued

        The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                                       December 31, 1997                             December 31, 1996
                                          --------------------------------------------    ----------------------------------------
                                                                       Percent                                      Percent
                                                                       of Loans                                     of Loans
                                                                       In Each                                      In Each
                                                                       Category                                     Category
                                                  In                   To Total                   In                To Total
                                              Thousands                 Loans                 Thousands              Loans
                                          ------------------     --------------------     -----------------   -------------------
          Commercial, financial
            and agricultural              $              316                       31%    $            280                     29%
          Real estate construction                        --                        9                   --                      9
          Real estate mortgage                           148                       50                  714                     52
          Consumer                                     1,240                       10                  547                     10
                                          ------------------     --------------------     ----------------    -------------------
                                          $            1,704                      100%    $          1,541                    100%
                                          ==================     ====================     ================    ===================


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

        Management conducts a continuous review of all loans that are delinquent, previously charged down or loans which are determined to potentially uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors periodically reviews the adequacy of the allowance for possible loan losses on a quarterly basis.

        The breakdown of the allowance by loan category is based in part on evaluations of specific loans, past history and economic conditions within specific industries or geographic areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of the future losses.

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997


V.      Deposits

        The average amounts and average interest rates for deposits for 1997 and 1996 are detailed in the following schedule:

                                                              1997                                1996
                                              -----------------------------------    ------------------------------
                                                  Average                               Average
                                                  Balance                               Balance
                                              ----------------       Average         --------------       Average
                                                 In Thousands         Rate             In Thousands         Rate
                                              ---------------- ------------------    --------------   -------------
        Non-interest bearing deposits         $        23,459               0.00%         20,861              0.00%
        Negotiable order of withdrawal
          accounts                                     20,310               2.64%         16,046              2.50%
        Money market demand accounts                   22,115               3.99%         19,680              4.04%
        Savings accounts                                8,479               2.69%          8,121              2.76%
        Individual retirement savings
          accounts                                      1,724               4.58%          1,737              4.61%
        Certificates of deposit $100,000
          and over                                     31,190               5.86%         24,766              5.70%
        Certificates of deposit under
          $100,000                                     73,268               5.50%         64,109              5.54%
                                              ---------------    ---------------    ------------      ------------

                                              $       180,545               4.83%        155,320              4.16%
                                              ===============    ===============    ============      ============


        The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 1997.

                                                                                     In Thousands
                                                                                     ------------

        Less than three months                                                       $  16,021

        Three to six months                                                              4,195

        Six to twelve months                                                             8,591

        More than twelve months                                                          5,589
                                                                                     ---------

                                                                                     $  34,396
                                                                                     =========

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997


VI.     Return on Equity and Assets


        The following schedule details selected key ratios of the Company at December 31, 1997, 1996, and 1995.

                                                                           1997                1996              1995
                                                                       --------------    ---------------   ----------------
        Return on assets                                                       1.31%              1.38%              1.22%
               (Net income divided by average total assets)

        Return on equity                                                      19.48%             20.02%             18.01%
               (Net income divided by average equity)

        Dividend payout ratio                                                  8.99%              8.03%              9.36%
               (Dividends declared per share divided
               by net income per share)

        Equity to assets ratio                                                 6.74%              6.87%              6.76%
               (Average equity divided by average
               total assets)

        Leverage capital ratio                                                 7.45%              7.14%              6.86%
               (Equity divided by fourth quarter
               average total assets, excluding the
               effect of the adoption of SFAS No. 115)


        The minimum leverage capital ratio required by the regulatory agencies is 4%.

        Beginning January 1, 1991, new risk-based capital guidelines were adopted by regulatory agencies. Under these guidelines, a credit risk is assigned to various categories of assets and commitments ranging from 0% to 100% based on the risk associated with the asset.

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997


VI.     Return on Equity and Assets, Continued

        The following schedule details the Company's risk-based capital at December 31, 1997 and 1996 (excluding the effect of the adoption of SFAS No. 115):

                                                                                               In Thousands
                                                                                     ----------------------------------
                                                                                            1997              1996
                                                                                            ----              ----
        Tier I capital:
               Stockholders' equity, excluding the net
                   unrealized gain on available-for-sale
                   securities                                                        $      15,713             13,144

        Total Risk-Based capital:
               Allowable allowance for loan losses
                   (limited to 1.25% of risk-weighted
                   assets)                                                                    1,704              1,541
                                                                                     --------------    ---------------

                      Total capital                                                  $       17,417             14,685
                                                                                     ==============    ===============

        Risk-weighted assets                                                         $      155,645            130,485
                                                                                     ==============    ===============

        Risk-based capital ratios:
               Tier I capital ratio                                                           10.10%             10.07%
                                                                                     ==============    ===============

               Total Risk-Based capital ratio                                                 11.19%             11.25%
                                                                                     ==============    ===============


        The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 1997, the Company and its subsidiary bank were in compliance with these requirements.

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997


VI.     Return on Equity and Assets, Continued

        The following schedule details the Company's interest rate sensitivity at December 31, 1997:

        (In Thousands)                                                          Repricing Within
                                                          ----------------------------------------------------------------
                                                              Total          0-90 Days       91-365 Days      Over 1 Year
                                                          --------------  ---------------  ---------------  --------------
        Earning assets:
            Loans                                         $     146,769            47,985           40,442          58,342
            Loans held for sale                                   2,606             2,606               --              --
            Securities                                           40,015             2,659            6,286          31,070
            Federal funds sold                                    9,300             9,300               --              --
                                                          -------------   ---------------  ---------------  --------------
                       Total earning assets                     198,690            62,550           46,728          89,412
                                                          -------------   ---------------  ---------------  --------------

        Interest-bearing liabilities:
            Negotiable order of withdrawal accounts              23,954                --               --          23,954
            Money market demand accounts                         23,118                --               --          23,118
            Savings accounts                                      8,144                --               --           8,144
            Individual retirement savings accounts                1,689             1,689               --              --
            Certificates of deposit, $100,000 and over           34,396            16,021           12,786           5,589
            Certificates of deposit, under $100,000              76,409            15,445           45,613          15,351
            Other borrowings                                      1,928                --              600           1,328
                                                          -------------  ----------------  ---------------  --------------
                       Total interest bearing liabilities       169,638            33,155           58,999          77,484
                                                          -------------  ----------------  ---------------  --------------

        Interest-sensitivity gap                          $      29,052            29,395          (12,271)         11,928
                                                          =============  ================  ===============  ==============

        Cumulative gap                                                             29,395           17,124          29,052
                                                                         ================ ================  ==============

        Interest-sensitivity gap as % of total assets                                14.8%            (6.2)%           6.0%
                                                                         ================  ===============  ==============

        Cumulative gap as % of total assets                                          14.8%             8.6%           14.6%
                                                                         ================  ===============  ==============


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

                               December 31, 1997



VI.     Return on Equity and Assets, Continued

        If all negotiable order of withdrawal accounts, money market demand accounts and savings accounts had been included in the 0-90 days category above, the cumulative gap as a percentage of total assets would have been negative (13.0%) and (19.2%), respectively for the 0-90 days and 91-265 days at December 31, 1997.

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


VII.    Other Borrowings

        The Company has entered into a loan agreement with a commercial bank. The agreement extends a line of credit to the Company in an amount not to exceed $5,000,000. The line is available to purchase and retire stock of the Company as it becomes available and to meet other cash needs of the Company. The line matures on or before February 28, 1998 and at the maturity may be converted to a term note for a period not to exceed ten
        (10) years. The stock of the subsidiary company collateralizes the line. At December 31, 1997, the interest rate was 8.152%. The Company has the option, prior to the beginning of the following month, to select either the prime rate of the lender or a fixed three month rate of 2.25% over the London Interbank Offered Rate ("Libor"). The subsidiary bank must maintain a total capital to total tangible asset ratio equal to or greater than those of a "well capitalized" bank as defined by the regulatory authorities. The outstanding balance at December 31, 1997 and 1996 was $600,000 and $800,000, respectively.

        The advances from the Federal Home Loan Bank at December 31, 1997 consist of the following:

        Interest Rate                                     In Thousands
        -------------                                     ------------
           7.05%                                          $        616
           7.65%                                                   326
                                                          ------------
                                                          $        942
                                                          ============

                           FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1997



VII.    Other Borrowings, Continued

        Advances from the Federal Home Loan Bank are to mature as follows at December 31, 1997:

                                                                             Amount
                                                                           -----------
                                                                               In
           Year Ending December, 31                                         Thousands
           ------------------------                                        -----------
                   1998                                                    $       54
                   1999                                                           599
                   2000                                                            20
                   2001                                                            22
                   2002                                                            24
                   Later years                                                    223
                                                                           ----------

                                                                           $      942
                                                                           ==========


        These advances are collateralized by approximately $1,413,000 of the Subsidiary Bank's mortgage loan portfolio.

        On October 26, 1994, the Company executed a 7.0% promissory note in the amount of $400,000. The promissory note is payable in monthly principal and interest installments of $2,661, with the remaining balance due October 26, 2004. This note is secured by a first mortgage Deed of Trust on land purchased for a branch site which was opened during 1996.

        The balance of the note at December 31, 1997 and 1996 was $386,000 and $391,000, respectively.

        Maturities for the years ending 1998 through 2002 are $5,000, $5,000, $6,000, $6,000 and $7,000, respectively, with the remaining balance of $357,000 due in later years.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

SELECTED FINANCIAL DATA
 (Unaudited)
--------------------------------------------------------------------------------
     The following schedule presents the results of operations, cash dividends declared, total assets, stockholders' equity and per share information for the Company for each of the five years ended December 31, 1997:

-------------------------------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Information)
                                                1997            1996           1995            1994           1993
-----------------------------------------   ----------        --------       --------       ---------      --------
Interest income . . . . . . . . . . . . .   $   16,652        $ 14,629       $ 12,381        $ 8,846       $  7,309
Interest expense  . . . . . . . . . . . .        7,737           6,656          5,793          3,790          2,822
-----------------------------------------   ----------        --------       --------        --------      --------
         Net interest income. . . . . . .        8,915           7,973          6,588          5,056          4,487
Provision for possible loan losses  . . .         (350)           (310)          (356)          (325)          (311)
-----------------------------------------   ----------        --------       --------        --------      --------
Net interest income after provision
  for possible loan losses  . . . . . . .        8,565           7,663          6,232           4,731         4,176
Non-interest income . . . . . . . . . . .        2,090           1,739          1,538           1,889         1,600
Non-interest expense  . . . . . . . . . .       (6,690)         (5,855)        (5,149)         (4,588)       (4,060)
-----------------------------------------   ----------        --------       --------        --------      --------
         Earnings before income taxes . .        3,965           3,547          2,621           2,032         1,716
Income taxes  . . . . . . . . . . . . . .        1,361           1,197            880             702           599
-----------------------------------------   ----------        --------       --------        --------      --------
         Net earnings                       $    2,604        $  2,350       $  1,741        $  1,330      $  1,117
-----------------------------------------   ----------        --------       --------        --------      --------
Cash dividends declared . . . . . . . . .   $      233        $    186       $    161        $    159      $    147
-----------------------------------------   ----------        --------       --------        --------      --------
Total assets end of year  . . . . . . . .   $  212,492        $183,973       $157,755        $125,589      $108,520
-----------------------------------------   ----------        --------       --------        --------      --------
Stockholders' equity end of year  . . . .   $   15,962        $ 13,173       $ 11,047        $  8,885      $  8,584
-----------------------------------------   ----------        --------       --------        --------      --------
Per share information:
  Basic earnings per share**  . . . . . .   $     2.78        $   2.53       $   1.89            1.43      $   1.13
-----------------------------------------   ----------        --------       --------        --------      --------
  Diluted earnings per share**  . . . . .   $     2.71        $   2.50       $   1.88        $   1.43      $   1.13
-----------------------------------------   ----------        --------       --------        --------      --------
  Dividends per share** . . . . . . . . .   $      .25          $ 0.20       $  0.175        $  0.175      $   0.15
-----------------------------------------   ----------        --------       --------        --------      --------
  Book value per share end of year**  . .   $    16.95        $  14.15       $  11.97        $   9.63      $   8.84
-----------------------------------------   ----------        --------       --------        --------      --------

* Includes cumulative effect adjustment of $8,000 related to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"

*   On April 18, 1996, the stockholders approved a two-for-one stock split.
    All data with respect to earnings per share has been adjusted to reflect this transaction. In addition, the earnings per share calculations have been retroactively adjusted to present basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share", which became effective in 1997.

ITEM 7.         FINANCIAL STATEMENTS.

        The following consolidated financial statements of the Company and subsidiary (commencing at page F-1) are included in this Report:

        -       Independent Auditors' Report;

        -       Consolidated Balance Sheets - December 31, 1997 and 1996;

        - Consolidated Statements of Earnings - Three years ended December 31, 1997;

        - Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 1997;

        - Consolidated Statements of Cash Flows - Three years ended December 31, 1997; and all

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

                           DIRECTORS OF THE REGISTRANT


                                         PREVIOUS FIVE YEARS BUSINESS                                    DIRECTOR
NAME (AGE)                                           EXPERIENCE                                            SINCE
-----------------------------------------------------------------------------------------------------------------
Harold Gordon Bone (56)            President, Horizon Concrete; Partner/Co-Manager, BnB                     1992
                                   Enterprises (Building and rental property).

Robert L. Callis (52)              Attorney at Law; Secretary to the Board of Directors.                    1992

Morris D. Ferguson, M.D. (65)      Retired Physician.                                                       1992

Arthur P. Gardner (61)             Senior vice president, S & S Industries, Inc.                            1992
                                   (Manufacturing).

M. Dale McCulloch (47)             President, Jones Bros., Inc. (Construction).                             1992

David Major (49)                   Chairman, President, and Chief Executive First Financial                 1992
                                   Corporation and First Bank & Trust;  Director, Plateau
                                   Insurance Company, 1991 - present.

Dan E. Midgett (54)                President, Dan E. Midgett & Co., Inc.                                    1992

Monty Mires (52)                   Real estate investor.                                                    1992

James S. Short (47)                Executive Vice President and Senior Loan Officer First Financial         1992
                                   Corporation and First Bank & Trust.

Harold W. Sutton (66)              Owner, Harold Sutton Realty, Inc.                                        1992

        IDENTIFICATION OF EXECUTIVE OFFICERS.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        The following are the executive officers of the Company and/or First Bank. Unless otherwise indicated, these officers have served in the indicated capacities during the last five years.

     Name                        Age          Office and Business Experience
-----------------------         ----        --------------------------------------------------------------------------
David Major                      49         Chairman, Director, President and Chief Executive Officer, First Financial
                                            Corporation, and First Bank.

James S. Short                   47         Director, Executive Vice President and Senior Loan Officer, First
                                            Financial Corporation, and First Bank.

Sally P. Kimble                  44         Treasurer, Chief Financial and Accounting Officer, First Financial
                                            Corporation; Senior Vice President of Operations, Cashier, Chief
                                            Financial and Accounting Officer, First Bank.

Allen M. Henson                  56         Senior Vice President, First Bank.

David B. Penuel                  58         Senior Vice President, First Bank.

D. Edwin Davenport               47         Senior Vice President, First Bank, 1994 - present; Vice President, Cavalry
                                            Banking, 1980 - 1994.


        Officers are elected annually and serve at the pleasure of the Board of Directors.

(b)     IDENTIFICATION OF SIGNIFICANT EMPLOYEES

        Significant employees are identified in the preceding section under the caption "Identification of Executive Officers."

(c) FAMILY RELATIONSHIPS. Director Midgett is a first cousin of David Grandstaff, who is a Vice President of First Bank. Director-Executive Vice President Short is a first cousin of Joy Leonard, an Assistant Vice President of First Bank.

(d)     INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

        None.

(e)     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

                The Company's registration statement on Form 8-A pursuant to
        Section 12 of the Exchange Act is not yet effective and the Company is not a closed-end investment company registered under the Investment Company Act of 1940, and is not a holding company registered pursuant to the Public Utility Holding Company Act of 1935. Accordingly, the Company is not yet subject to Section 16(a) of the Securities Exchange Act. However, upon the effectiveness of its registration under the Exchange Act, in approximately mid-1998, the Company will be subject to Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

         No chief executive or other executive officer ceased to serve as such at any time during the last fiscal year. The following table sets forth the compensation for the services in all capacities to the Company for the fiscal year ended December 31, 1997, of those persons who were the Company's Chief Executive Officer at any time during the 1997 fiscal year and the other four most highly compensated executive officers as of December 31, 1997 whose total annual salary and bonus equal or exceed $100,000:

                           SUMMARY COMPENSATION TABLE

                                   Annual Compensation                               Long-Term Compensation
                         ---------------------------------------  ----------------------------------------------------------------
                                                                              Awards                          Payouts
                                                                  -----------------------------  ---------------------------------
                                                                                   Securities
                                                   Other            Restricted     Underlying
Name and Principal                                 Annual         Stock Award(s)   Options/SARs      LTIP            All Other
Position           Year  Salary($)  Bonus($)  Compensation($)(1}       ($)            (#)(2)       Payouts($)   Compensation($)(3)
------------------ ----  ---------  --------  ------------------  --------------   ------------  -------------  ------------------
David Major,       1997  $ 141,880  $   -0-        $18,941             N/A            1,300       $    -0-      $   7,042
President/CEO      1996    126,880    3,952         18,512             N/A              -0-            -0-          6,589
                   1995    122,000      -0-         11,185             N/A            4,864            -0-          6,350

                       NOTES TO SUMMARY COMPENSATION TABLE

         (1) This amount includes Director's fees, sales pay, and club dues.

         (2) The amounts in this column reflect the number of unexercised options granted to the named person(s) in the year(s) indicated.

         (3) This amount includes the Company's contribution to the Company's 401(k) plan on behalf of the named executive(s), as well as the value of the named executive officer(s)'s automobile usage and insurance premiums paid by the Company, other than pursuant to non discriminatory insurance plans generally available to all employees based on salary.

STOCK OPTION GRANTS

         The Company granted 1,300 stock options under its existing Stock Option Plan to each Director, which included the executive officer(s) named in the Summary Compensation Table. (As noted previously, all per share data have been adjusted to reflect the two-for-one stock split that occurred in 1996.) Of these, one hundred shares were available for exercise within one year plus one-sixth of the remaining shares are exercisable during any twelve month period, subject to certain specified limitations. All options granted in 1997 were granted at the then estimated fair market value of $22.50 per share at the date of grant. The Company has granted no stock appreciation rights to the executive officer(s) named in the Summary Compensation Table.

                                        OPTIONS/SARS GRANTS IN LAST FISCAL YEAR

--------------------------------------------------------------------------------------------------------------------
                                                 PERCENTAGE OF
                                NUMBER OF        TOTAL
                               SECURITIES        OPTIONS/SARS               EXERCISE OR BASE
                               UNDERLYING        GRANTED TO                       PRICE
                              OPTIONS/SARS       EMPLOYEES IN                 (DOLLARS PER
NAME                               (#)           FISCAL YEAR                     SHARE)              EXPIRATION DATE
David Major                      1,300(1)          50%(1)                        $22.50              August 31, 2007
--------------------------------------------------------------------------------------------------------------------

                             NOTE TO PRECEDING TABLE

         (1) This shares granted represent 10% of the options granted to the Directors in 1997.


1997 STOCK EXERCISES

         The table below provides information as to exercises of options under the Company's Stock Option Plan by the named executive officer(s) reflected in the Summary Compensation Table and the year-end value of unexercised options held by such officer(s). (The Company grants no stock appreciation rights.)

                                  AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                                   YEAR AND FISCAL YEAR END OPTION/SAR VALUES(1)
----------------------------------------------------------------------------------------------------------------------
                                                                               Securities
                                                                               Underlying                Value of
                                                                               Unexercised         Unexercised in-the-
                                                                              Options/SARs                Money
                                                                           At Fiscal Year End        Options/SARs At
                                                                                   (#)             Fiscal Year End ($)
                           Shares Acquired on       Value Realized on    ---------------------     -------------------
         Name                 Exercise (#)            Exercise ($)
                                                                              Exercisable/             Exercisable/
                                                                           Nonexerciseable(2)       Nonexerciseable(2)
      David Major                  -0-                     $-0-               12,244/14,560         $173,290/$188,200
----------------------------------------------------------------------------------------------------------------------

                            NOTES TO PRECEDING TABLE

         (1) Unless otherwise expressly stated, all per share data in this Report on Form 10-KSB have been adjusted to reflect the two-for-one stock split approved by the Shareholders on April 18, 1996.

         (2) This amount represents the difference between the estimated market price on December 31, 1997 of $25.00 per share and the respective exercise price(s) of the options at the date(s) of grant. Such amounts may not necessarily be realized. Actual values that may be realized, if any, upon the exercise of such options will be based on the market price of the Common Stock at the time of any such exercise(s) and thus are dependent upon future performance of the Common Stock.

BENEFITS

         The stockholders of the Company approved the Stock Option Plan in 1993. The Stock Option Plan provides for the granting of stock options, and authorizes the issuance of common stock upon the exercise of such options, for up to 106,000 shares of common stock, to employees, nonemployee directors and advisors of the Company and up to 53,000 shares of common stock to the Directors of the Company.

         Under the Stock Option Plan, stock option awards may be granted in the form of incentive stock options or nonstatutory stock options, and are generally exercisable for up to ten years following the date such option awards are granted. Exercise prices of incentive stock options must be equal to or greater than 100% of the fair market value of common stock on the grant date.

         The Stock Option Committee designated by the Board administers the Stock Option Plan. The Stock Option Plan may be terminated at any time by the Board of Directors. Options granted under the Stock Option Plan are exercisable as determined by the Board of Directors and generally are expected to vest approximately 10% per year over a ten year period and expire after ten years, although this period may be shortened by the Board of Directors. (Most of the options granted in 1995 vest in equal increments over 8 years; the remainder vest in equal increments over 10 years. Other options have been granted based on shorter vesting schedules.) The Stock Option Plan provides that options must be exercised no later than ten years after being granted (five years in the case of incentive Stock Options granted to an employee who owns more than 10% of the voting power of all stock).

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

         Beginning January 1, 1993, the Company put into effect a 401(k) profit-sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old, who have worked one year, and who have completed 1,000 hours of service. The provisions of the plan provide for both employee and employer contributions. For the year ended December 31, 1997, the employer matched fifty cents ($.50) per dollar of employee contributions up to a maximum of 6% of the employee's compensation. The Company's contribution for the year, including administrative fees, totaled $68,000 as compared with $55,000 for 1996 and $45,000 for 1995.

         All Shareholders, including Officers and Directors, are eligible to participate in the 1996 First Financial Corporation Dividend Reinvestment Plan in accordance with its terms.

         Please refer to the Consolidated Financial Statements for additional information concerning all of the various benefit plans of the Company and First Bank.

DIRECTOR COMPENSATION

         Each Director receives $1,000 for each regularly scheduled meeting of the Board of Directors ($500 for specially called meetings). Each non-employee Director receives $100 for each specially called Committee Meeting that the Director attends. Directors were paid in 1997 a retainer of $5,000 each for the year 1998. Directors participate also in the Stock Option Plan. See "Benefits" elsewhere in this Report.

         Beginning in 1993, the Company provided it directors with the opportunity to participate in an unfunded, deferred compensation program (the "Program"). The Program provides also for death benefits. There were six participants in the Program at year end 1997 and 1996. Under the Program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain the sole property of the Company, which uses them together with additional corporate funds, to purchase either insurance policies on the lives of the participants or other investments. The insurance policies, which remain the sole property of the Company, are payable to the Company upon the death of the participant. The Company separately contracts with the participants to pay benefits based upon the deferred amount compounded at a floating interest rate of prime as reported in the Wall Street Journal plus two percent. The total received will vary for each individual due to age, amount of deferral, retirement, and whether or not the director has chosen to receive monthly benefits or a lump sum payment. At December 31, 1997, the deferred compensation liability totaled $110,000 (compared to $100,000 at December 31, 1996). The cash surrender value of life insurance was $211,000 at December 31, 1997 (compared to $163,000 at December 31, 1996). The face amount of the insurance policies in force at December 31, 1997 approximated $1,108,000. In 1997, Directors Morris Ferguson and Harold W. Sutton reached retirement age according to the deferred compensation plan. Each elected to receive lump sum payments of, respectively, $12,860.00 and $6,459.64. The Program is not qualified under Section 401 of the Internal Revenue Code.

EMPLOYMENT AGREEMENTS

         Neither the Company nor First Bank has any employment agreements at December 31, 1997. The Company enters into simple agreements with the Directors in connection with their service for the upcoming year and their agreement to stand for election at the next Annual Meeting of the Shareholders.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The Company is authorized to issue 5,000,000 shares of its Common Stock and 5,000,000 shares of FFC Preferred Stock. (Please refer to Item 5 of this Report for additional discussion of the Company's authorized classes of securities.) As of February 1, 1998 there were 941,646 shares of the Company's Common Stock issued and outstanding exclusive of shares reserved for options. No shares of the FFC Preferred Stock were issued and outstanding or committed for issuance at said date.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (1) directors of the Company, and
(2) the directors and executive officers of the Company as a group. No person known to the Company is the beneficial owner of more than 5% of the issued and outstanding shares of the Company's Common Stock. This information is based on information filed with or provided to and by the Company as of approximately February 1, 1998. This table includes, in the ownership and percentage calculations, shares subject to options which may be exercised within the next sixty days by all Directors and Executive Officers who are option holders in accordance with Rule 13d-3(d)(1) under the Exchange Act. However, each Director's percentage of ownership is based on such Director's pro forma ownership (including shares subject to being obtained by the exercise of options within the next 60 days) and the actual number of shares outstanding (941,646) at said date, plus that number of shares obtainable by the named person on the exercise of such options.

-----------------------------------------------------------------------------
                                                 Amount and
                                                  Nature of       Percent
         Name and Address                        Beneficial         of
        of Beneficial Owner                     Ownership(1)     Class(1)
-----------------------------------------------------------------------------
(1)     Harold G. Bone                           36,774  (2)       3.90%
        2145 Carthage Hwy.
        Lebanon, TN 37087

        Robert L. Callis, Esq.                   29,221  (3)       3.10%
        2745 No. Mt Juliet Rd
        Mt. Juliet, TN 37122

        Morris D. Ferguson                       13,930            1.47%
        1932 Arlington Drive
        Lebanon, TN 37087

        Arthur P. Gardner                         6,197  (4)         *
        154 Spring Valley Road
        Nashville, TN 37214

        M. Dale McCulloch                        45,109  (5)       4.79%
        818 Moreland Hills Drive
        Mt. Juliet, TN 37122

        David Major                              27,297            2.86%
        1691 North Mt. Juliet Road
        Mt. Juliet, TN 37122

        Dan E. Midgett                           19,330  (6)       2.05%
        4138 Andrew Jackson Parkway
        Hermitage, TN 37076

        Monty Mires                              19,120  (7)       2.03%
        5361 Stewarts Ferry Pike
        Mt. Juliet, TN 37122

        James S. Short                           26,951            2.83%
        1691 North Mt. Juliet Road
        Mt. Juliet, TN 37122

        Harold W. Sutton                         20,642  (8)       2.19%
        489 Wilson Drive
        Mt. Juliet, TN 37122

(2)     Directors and Executive                  297,584 (9)      30.17%
        Officers as a Group (14 individuals)

                            NOTES TO PRECEDING TABLE

     (1) The percentages shown are based on 941,646 total shares outstanding as of February 1, 1998. The shares shown in each Director's column, and in the group total, include shares beneficially owned at February 1, 1998 by the named individual and those obtainable by the exercise of shares by such person within the next 60 days. The percentages include, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under that Rule, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power or investment power with respect to the security. Voting power includes the power to vote or to direct the voting of the power with respect to the security. Investment power includes the power to dispose or to direct the disposition of the security. Unless otherwise indicated, a shareholder possesses sole voting and investment power with respect to all of the shares shown opposite her or his name, including shares held in her or his individual retirement account. The following Directors and Executive Officers hold the specified number of options exercisable within 60 days: Mr. Bone (1,490), Mr. Callis (1,930), Dr. Ferguson (1,930), Mr. Gardner (1,666), Mr. Major (12,244),
Mr. McCulloch (968), Mr. Midgett (1,666), Mr. Mires (1,930), Mr. Short (9,872), Mr. Sutton (1,930), Mr. Davenport (1,536), Mr. Henson (2,336), Mrs. Kimble (2,920), and Mr. Penuel (2,336). Shares held in self-directed Individual Retirement Accounts have been shown in each Director's total, which shares are shown as the individual possessing sole voting and dispositive authority.

     (2) This Director has voting and investment authority with respect to 15,439 of the shares indicated as custodian for his children.

     (3) This Director disclaims voting and investment authority as to 4,137 shares controlled by his spouse. This Director also shares voting and dispositive authority as to 400 of the shares that are part of a trust.

     (4) This Director shares voting and investment authority as to 1,638 shares held jointly with his spouse and disclaims voting and investment authority as to 708 shares controlled by his spouse.

     (5) This Director disclaims voting and investment authority as to 16,860 shares controlled by his spouse. Included in this Director's total are 1,832 shares which belong to such Director's minor children.

     (6) A plan of this Director's company (within the meaning of the Employee Retirement Income Security Act of 1974), owns 4,700 of the shares indicated. This Director disclaims voting and investment authority as to 1,400 shares controlled by his spouse.

     (7) This Director shares voting and investment authority as to 8,095 shares held jointly with his spouse.

     (8) This Director shares voting and investment authority as to 16,488 shares held jointly with his spouse and disclaims voting and investment authority as to 300 shares controlled by his spouse.

     (9) This total includes all options attributable to such Executive Officers and Directors as well as shares as to which such persons might disclaim voting or investment authority.

     * Indicates that the amount is less than 1%.

                                ---------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     First Bank's directors and principal officers, as well as business organizations and individuals associated with them, are customers of the Bank and had normal banking transactions with the Bank during 1997. All loan transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features. In addition, Mr. Callis provides certain legal services to the Company and to First Bank, for which he receives compensation. In 1997, this amounted to approximately $30,759.50 in direct fees. Additional fees resulted from referrals. The Company relies upon its Directors and executive officers for identification of their respective associates and affiliates (as those terms are defined in the Exchange Act).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, commencing at page F-1 of this Report.

          (a)   Consolidated Balance Sheets as of December 31, 1997 and 1996;

          (b) Consolidated Statements of Earnings for the three years ended December 31, 1997;

          (c) Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1997;

          (d) Consolidated Statements of Cash Flows for the three years ended December 31, 1997; and

          (e)   All Notes to the foregoing Consolidated Financial Statements.

     (2)  Listing of Exhibits:

          3(i)  Charter, as amended.*

          3(ii) Bylaws.

          10.1  First Financial Corporation 1993 Stock Option Plan.**

          10.2  First Financial Corporation 1996 Dividend Reinvestment Plan.*

          10.3  First American National Bank Loan Documents.

          10.4  Director Agreement (Generic Form)

          11 Statement re: computation re per share earnings (Incorporated by reference to Note 17 of the Consolidated Financial Statements).

          21 Subsidiary of the Registrant for the year ended December 31, 1997.

          27    Financial Data Schedule.***

(b)  No reports on Form 8-K were filed for the quarter ended December 31, 1997.

(c) Exhibits - The exhibits required to be filed with this Annual Report are attached hereto as a separate section of this report.

(d) Financial Statements Schedules - All schedules have been omitted since the required information is either not applicable, is disclosed in Item 1 or
     Item 7 of this Report, or is disclosed in the Consolidated Financial Statements or related Notes.

---------------
     * Incorporated herein by reference to exhibits filed with Annual Report on Form 10-KSB under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

     ** Incorporated herein by reference to Exhibit 10 filed with the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993.

     *** This Exhibit is solely for the use of the United States Securities and Exchange Commission. No paper copy is being filed. This Schedule, filed only in electronic format, contains summary financial information extracted from the financial statements of the Company at December 31, 1997 and is qualified in its entirety by reference to such financial statements as set forth in the Company's Annual Report on Form 10-KSB for the period ending on December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST FINANCIAL CORPORATION
                                      (Registrant)

                              By:  /s/ David Major
                                   ---------------------------------------------
                                   David Major
                                   Chairman, President and
                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                       Title                                       Date
         ---------                                       -----                                       ----
/s/ David Major                             Chairman, President, Chief Executive              March 16, 1998
-----------------------------               Officer and Director
David Major

/s/ Robert L. Callis                        Secretary and Director                            March 19, 1998
-----------------------------
Robert L. Callis

/s/ Sally P. Kimble                         Chief Financial Officer, Chief                    March 16, 1998
-----------------------------               Accounting Officer, and Treasurer
Sally P. Kimble

/s/ Harold Gordon Bone                               Director                                 March 19, 1998
-----------------------------
Harold Gordon Bone

/s/ Morris D. Ferguson                               Director                                 March 19, 1998
-----------------------------
Morris D. Ferguson

/s/ Arthur P. Gardner                                Director                                 March 19, 1998
-----------------------------
Arthur P. Gardner

/s/ M. Dale McCulloch                                Director                                 March 19, 1998
-----------------------------
M. Dale McCulloch

/s/ Dan E. Midgett                                   Director                                 March 19, 1998
-----------------------------
Dan E. Midgett

/s/ Monty Mires                                      Director                                 March 19, 1998
-----------------------------
Monty Mires

/s/ James S. Short                          Director, Executive Vice                          March 16, 1998
-----------------------------               President, and Senior Loan Officer
James S. Short

/s/ Harold W. Sutton                                 Director                                 March 19, 1998
-----------------------------
Harold W. Sutton

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                  ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT


1.   Instructions:

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

     (a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case, see rule 12b-23(b)), every issuer which files an annual report on this Form under Section 15(d) of the Exchange Act shall furnish the Commission for its information, at the time of filing its report on this Form, four copies of the following:

          (1) Any annual report to security holders covering the registrant's last fiscal year; and

          (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

     (b) The Commission will not consider the material to be "filed" or subject to the liabilities of Section 18 of the Exchange Act, except if the issuer specifically incorporates it in its annual report on this Form by reference.

     (c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report on this Form, the registrant shall so state under this caption and shall furnish copies of such material


2.   Items included:

     (a)  Annual Reports, Proxy Statements, and Form of Proxy.

          (1) A copy of the annual report to security holders for the Company's last fiscal year is furnished herewith to the Commission for its information, pursuant to the instructions t o Form 10-KSB, BUT NOT INCORPORATED BY REFERENCE.

          (2) A copy of the form of proxy to be sent to security holders in respect of the Company's 1997 Annual Meeting of Shareholders is furnished herewith to the Commission for its information for its information, pursuant to the instructions to Form 10-KSB, BUT NOT INCORPORATED BY REFERENCE.

          These items appear commencing at page 95.

                           FIRST FINANCIAL CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                  EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION OF EXHIBIT                       SEQUENTIAL NUMBERED
                                                                       PAGE OR REFERENCE
   3(i)                  Charter of First Financial                         (Note 1)
                         Corporation

   3(ii)                 Bylaws of First Financial                             60
                         Corporation

   4.1                   Charter of First Financial                         (Note 1)
                         Corporation (See Exhibit 3(i))

   4.2                   Bylaws of First Financial                             60
                         Corporation (See Exhibit 3(ii))

  10.1                   First Financial Corporation 1993                   (Note 2)
                         Stock Option Plan

  10.2                   First Financial Corporation 1996                   (Note 1)
                         Dividend Reinvestment Plan

  10.3                   First American National Bank Loan                     72
                         Documents

  10.4                   Director Agreement (Generic Form)                     90

  11                     Statement re: Computation of Per                   (Note 3)
                         Share Earnings

  21                     Subsidiary of First Financial                         92
                         Corporation

  27                     Financial Statement Schedule                       (Note 4)


                                      NOTES

(1) Incorporated herein by reference to exhibits filed with Form 10-KSB Annual Report under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1996.

(2) Incorporated herein by reference to Exhibit 10 filed as part of Form 10-K Annual Report under the Securities Exchange Act of 1934, as amended, for the fiscal year ended December 31, 1993.

(3) Incorporated by reference to Note 17 of the Consolidated Statements of Earnings of First Financial Corporation's Consolidated Annual Financial Statements for the year ended December 31, 1997.

(4) This Exhibit is solely for the use of the United States Securities and Exchange Commission. No paper copy is being filed. This Schedule, filed only in electronic format, contains summary financial information extracted from the financial statements of the Company at December 31, 1997 and is qualified in its entirety by reference to such financial statements as set forth in the Company's Annual Report on Form 10-KSB for the period ending on December 31, 1997.

                          INDEX TO FINANCIAL STATEMENTS

FIRST FINANCIAL CORPORATION                                    PAGE
                                                               ----
Independent Auditor's Report                                   F-3

Consolidated Balance Sheets
December 31, 1997 and 1996                                     F-4

Consolidated Statements of Earnings
Three Years Ended December 31, 1997                            F-5

Consolidated Statement of Changes in Stockholders' Equity
Three Years Ended December 31, 1997                            F-6

Consolidated Statements of Cash Flows
Three Years Ended December 31, 1997                            F-7

Notes to Consolidated Financial Statements                     F-9

                           FIRST FINANCIAL CORPORATION

                              MT. JULIET, TENNESSEE

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                   (WITH INDEPENDENT AUDITOR'S REPORT THEREON)

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

--------------------------------------------------------------------------------

                          Independent Auditor's Report

THE BOARD OF DIRECTORS
FIRST FINANCIAL CORPORATION:

  We have audited the accompanying consolidated balance sheets of First Financial Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Corporation and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                    /s/ Maggart & Associates, P.C.

Nashville, Tennessee
January 8, 1998

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

CONSOLIDATED BALANCE SHEETS
   DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                                   1997               1996
----------------------------------------------------------------------------------------   ----------------   ------------------
ASSETS

Loans, net of allowance for possible loan losses of $1,704,000 and $1,541,000,
   respectively.........................................................................        $145,065          $122,771
Securities available-for-sale, at market (amortized cost of $39,613,000
   and $42,427,000, respectively).......................................................          40,015            42,473
Loans held for sale.....................................................................           2,606             1,723
Federal funds sold......................................................................           9,300             3,725
----------------------------------------------------------------------------------------   -----------------  ------------------
                  Total earning assets..................................................         196,986           170,692
----------------------------------------------------------------------------------------   -----------------  ------------------

Cash and due from banks.................................................................           6,100             5,412
Premises and equipment, net.............................................................           6,752             5,457
Other real estate.......................................................................               2                 2
Accrued interest receivable.............................................................           1,873             1,638
Deferred income taxes...................................................................             258               410
Other assets............................................................................             521               362
----------------------------------------------------------------------------------------   -----------------  ------------------
                  Total assets..........................................................        $212,492          $183,973
----------------------------------------------------------------------------------------   -----------------  ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand deposits......................................................................        $ 25,550          $ 20,647
   Negotiable order of withdrawal accounts..............................................          23,954            16,305
   Money market account deposits........................................................          23,118            21,381
   Savings accounts.....................................................................           9,833             9,928
   Certificates of deposit..............................................................         110,805            99,184
----------------------------------------------------------------------------------------   -----------------  ------------------
                  Total deposits........................................................         193,260           167,445
----------------------------------------------------------------------------------------   -----------------  ------------------

Income taxes payable....................................................................               -                90
Accrued interest payable................................................................           1,096               882
Other liabilities.......................................................................             246               199
Short-term borrowings...................................................................             600               800
Advances from Federal Home Loan Bank....................................................             942               993
Long-term debt..........................................................................             386               391
----------------------------------------------------------------------------------------   -----------------  ------------------
                  Total liabilities.....................................................         196,530           170,800
----------------------------------------------------------------------------------------   -----------------  ------------------

Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares, no shares issued.........               -                 -
   Common stock, $2.50 par value, authorized 5,000,000 shares,
     issued 1,079,572 and 1,068,914 shares, respectively................................           2,699             2,672
   Additional paid-in capital...........................................................           4,021             3,850
   Retained earnings....................................................................          10,250             7,879
   Net unrealized gains on available-for-sale securities, net of applicable
     income taxes of $152,000 and $18,000, respectively.................................             249                29
   Less cost of 137,926 shares of treasury stock........................................          (1,257)           (1,257)
----------------------------------------------------------------------------------------   -----------------  ------------------
                  Total stockholders' equity............................................          15,962            13,173
----------------------------------------------------------------------------------------   -----------------  ------------------

COMMITMENTS AND CONTINGENCIES
---------------------------------------------------------------------------------------    -----------------  ------------------
                  Total liabilities and stockholders' equity...........................         $212,492          $183,973
----------------------------------------------------------------------------------------   -----------------  ------------------



See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


CONSOLIDATED STATEMENTS OF EARNINGS
   THREE YEARS ENDED DECEMBER 31, 1997

---------------------------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Amounts)                                 1997           1996           1995
-----------------------------------------------------------------    ------------   ------------   ------------
Interest income:
  Interest and fees on loans ....................................      $ 13,732       $ 11,893       $  9,787
  Interest and dividends on securities:
     Taxable securities .........................................         1,848          2,036          1,938
     Exempt from Federal income taxes ...........................           550            436            360
  Interest on loans held for sale ...............................           142            119             75
  Interest on Federal funds sold ................................           380            137            209
  Interest on interest-bearing deposits in financial institutions            --              8             12
-----------------------------------------------------------------    ------------   ------------   ------------
         Total interest income ..................................        16,652         14,629         12,381
-----------------------------------------------------------------    ------------   ------------   ------------

Interest expense:
  Interest on negotiable order of withdrawal accounts ...........           536            401            341
  Interest on money market demand accounts ......................           883            795            558
  Interest on savings deposits ..................................           228            224            211
  Interest on individual retirement savings accounts ............            79             80             82
  Interest on certificates of deposit ...........................         5,857          4,965          4,376
  Interest on short-term borrowings .............................            57             76             89
  Interest on advances from Federal Home Loan Bank ..............            70             88            108
  Interest on long-term debt ....................................            27             27             28
-----------------------------------------------------------------    ------------   ------------   ------------
         Total interest expense .................................         7,737          6,656          5,793
-----------------------------------------------------------------    ------------   ------------   ------------

Net interest income before provision for loan losses ............         8,915          7,973          6,588
Provision for possible loan losses ..............................          (350)          (310)          (356)
-----------------------------------------------------------------    ------------   ------------   ------------
Net interest income after provision for possible loan losses ....         8,565          7,663          6,232
Non-interest income .............................................         2,090          1,739          1,538
Non-interest expense ............................................        (6,690)        (5,855)        (5,149)
-----------------------------------------------------------------    ------------   ------------   ------------
         Earnings before income taxes ...........................         3,965          3,547          2,621

Income taxes ....................................................         1,361          1,197            880
-----------------------------------------------------------------    ------------   ------------   ------------

         Net earnings ...........................................      $  2,604       $  2,350       $  1,741
-----------------------------------------------------------------    ------------   ------------   ------------

Basic earnings per common share .................................      $   2.78       $   2.53       $   1.89
-----------------------------------------------------------------    ------------   ------------   ------------

Diluted earnings per common share ...............................      $   2.71       $   2.50       $   1.88
-----------------------------------------------------------------    ------------   ------------   ------------


See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   THREE YEARS ENDED DECEMBER 31, 1997

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         Net
                                                                                      Unrealized
                                                                                        Gains
                                                                                       (Losses)
                                                                                          On
                                                            Additional                 Available-
                                                  Common      Paid-In     Retained      For-Sale     Treasury
(In Thousands, Except Shares)                      Stock      Capital     Earnings     Securities     Stock          Total
--------------------------------------------    ----------  ----------   ----------   -----------   ----------    -----------
Balance December 31, 1994                         $2,651      $3,739      $  4,135       $(388)      $(1,252)      $  8,885

Net earnings for year ......................          --          --         1,741          --            --          1,741

Cash dividends declared ($.175 per share) ..          --          --          (161)         --            --           (161)

Issuance of 200 shares of common stock .....          --           2            --          --            --              2

Net change in unrealized appreciation during
   the year, net of taxes of $360,000 ......          --          --            --         585            --            585

Cost of 468 shares of treasury stock .......          --          --            --          --            (5)            (5)
--------------------------------------------    ----------  ----------   ----------   -----------   ----------    -----------

Balance December 31, 1995 ..................       2,651       3,741         5,715         197        (1,257)        11,047

Net earnings for year ......................          --          --         2,350          --            --          2,350

Cash dividends declared ($.20 per share)  ..          --          --          (186)         --            --           (186)

Issuance of 962 shares of common stock .....           3           8            --          --            --             11

Issuance of 7,224 shares of common stock
   pursuant to dividend reinvestment plan ..          18         101            --          --            --            119

Net change in unrealized appreciation during
   the year, net of taxes of $103,000 ......          --          --            --        (168)           --           (168)
--------------------------------------------    ----------  ----------   ----------   -----------   ----------    -----------

Balance December 31, 1996 ..................       2,672       3,850         7,879          29        (1,257)        13,173

Net earnings for year ......................          --          --         2,604          --            --          2,604

Cash dividends declared ($.25 per share)  ..          --          --          (233)         --            --           (233)

Issuance of 2,808 shares of common stock ...           7          26            --          --            --             33

Issuance of 7,850 shares of common stock
   pursuant to dividend reinvestment plan ..          20         145            --          --            --            165

Net change in unrealized appreciation during
   the year, net of taxes of $134,000 ......          --          --            --         220            --            220

--------------------------------------------    ----------  ----------   ----------   -----------   ----------    -----------
BALANCE DECEMBER 31, 1997                         $2,699      $4,021      $ 10,250       $ 249       $(1,257)      $ 15,962
--------------------------------------------    ----------  ----------   ----------   -----------   ----------    -----------


See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
   THREE YEARS ENDED DECEMBER 31, 1997
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

-----------------------------------------------------------------------------------------------------------
(In Thousands)                                                       1997           1996           1995
------------------------------------------------------------    -------------  -------------  -------------
Cash flows from operating activities:
  Interest received ........................................      $ 16,336       $ 14,463       $ 11,962
  Fees received ............................................         1,278          1,128            982
  Interest paid ............................................        (7,523)        (6,578)        (5,484)
  Cash paid to suppliers and employees .....................        (6,302)        (5,544)        (4,711)
  Proceeds from loan sales .................................        38,614         34,603         27,913
  Originations of loans held for sale ......................       (38,685)       (33,914)       (28,073)
  Income taxes paid ........................................        (1,483)        (1,330)          (950)
------------------------------------------------------------    -------------  -------------  -------------
         Net cash provided by operating activities .........         2,235          2,828          1,639
------------------------------------------------------------    -------------  -------------  -------------

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities .....         7,236         10,711          3,685
  Proceeds from maturities of available-for-sale securities          4,276          4,321          1,746
  Purchase of available-for-sale securities ................        (8,666)       (14,112)       (12,483)
  Proceeds from maturities of held-to-maturity securities ..            --             --          1,903
  Purchase of held-to-maturity securities ..................            --             --         (3,344)
  Loans made to customers, net of repayments ...............       (22,644)       (23,276)       (21,719)
  Purchase of premise and equipment ........................        (1,698)        (1,300)          (532)
  Proceeds from maturities of (purchase of) interest-bearing
     deposits in financial institutions ....................            --            203             (3)
  Proceeds from sale of other real estate ..................            --            239             --
  Increase in other real estate ............................            --             (5)           (13)
  Purchase of other assets .................................            --            (34)            --
------------------------------------------------------------    -------------  -------------  -------------
         Net cash used in investing activities .............       (21,496)       (23,253)       (30,760)
------------------------------------------------------------    -------------  -------------  -------------

Cash flows from financing activities:
  Net increase in non-interest-bearing, demand
     savings and NOW deposit accounts ......................        14,194          6,414         13,220
  Net increase in time deposits ............................        11,621         18,109         16,664
  Repayments of short-term borrowings, net .................          (200)          (196)           (90)
  Repayment of advances from Federal Home Loan Bank ........           (51)          (338)          (246)
  Repayment of long-term debt ..............................            (5)            (4)            (5)
  Issuance of common stock .................................           198            130              2
  Dividends paid ...........................................          (233)          (186)          (161)
  Purchase of treasury stock ...............................            --             --             (5)
------------------------------------------------------------    -------------  -------------  -------------
         Net cash provided by financing activities .........        25,524         23,929         29,379
------------------------------------------------------------    -------------  -------------  -------------

Net increase in cash and cash equivalents ..................         6,263          3,504            258

Cash and cash equivalents at beginning of year .............         9,137          5,633          5,375
------------------------------------------------------------    -------------  -------------  -------------

Cash and cash equivalents at end of year ...................      $ 15,400       $  9,137       $  5,633
------------------------------------------------------------    -------------  -------------  -------------


See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
   THREE YEARS ENDED DECEMBER 31, 1997
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

------------------------------------------------------------------------------------------------------
(In Thousands)                                                    1997          1996          1995
----------------------------------------------------------    -----------   -----------   ------------
Reconciliation of net earnings to net cash
  provided by operating activities:
     Net earnings ........................................      $ 2,604       $ 2,350       $  1,741
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization ...................          324           324            297
         Amortization of organization expense ............           --             9              9
         Loss (gain) on securities .......................           47           (11)            62
         Provision for possible loan losses ..............          350           310            356
         Provision for losses on other real estate .......           --            --              2
         Provision for deferred taxes ....................           18          (123)          (126)
         Decrease (increase) in loans held for sale ......         (883)           89           (716)
         Increase in accrued interest receivable .........         (237)         (175)          (413)
         Increase in other assets ........................         (159)          (52)           (34)
         Increase (decrease) in taxes payable ............          (90)          (11)            56
         Increase in interest payable ....................          214            78            309
         Increase in accrued expenses ....................           47            40             96
----------------------------------------------------------    -----------   -----------   ------------
             Total adjustments ...........................         (369)          478           (102)
----------------------------------------------------------    -----------   -----------   ------------

             Net cash provided by operating activities ...      $ 2,235       $ 2,828       $  1,639
----------------------------------------------------------    -----------   -----------   ------------

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

  Investment securities transferred to available-for-sale       $    --       $    --       $ 20,155
----------------------------------------------------------    -----------   -----------   ------------

  Change in realized gain (loss) in value of securities
     available-for-sale, net of taxes of $134,000 in 1997,
     $103,000 in 1996 and $360,000 in 1995 ...............      $   220       $  (168)      $    585
----------------------------------------------------------    -----------   -----------   ------------



See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of First Financial Corporation and Subsidiary are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The following is a brief summary of the significant policies.
--------------------------------------------------------------------------------

(A)      PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.
--------------------------------------------------------------------------------

(B)      NATURE OF OPERATIONS

         First Bank & Trust operates under state bank charter and provides full banking services. As a state bank, the subsidiary bank is subject to regulation of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by First Bank & Trust is Wilson County, Tennessee and surrounding counties in Middle Tennessee. Services are provided at the main office and five branch offices.
--------------------------------------------------------------------------------

(C)      ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
--------------------------------------------------------------------------------

(D)      LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

         Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan acquisition costs, and the allowance for possible loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on most loans is accrued based on the principal amount outstanding.

         The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage, consumer and credit card loans.

         A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by creating a valuation allowance with a corresponding charge to the provision for possible loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for possible loan losses.

         The Company's consumer loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and, thus, are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

         The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

         Generally, at the time a loan is placed on nonaccrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for possible loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such cash received is applied as a reduction of principal. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.

         Loans not on nonaccrual status are classified as impaired in certain cases when there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company's criteria for nonaccrual status.

         Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is generally accrued on such loans that continue to meet the modified terms of their loan agreements.

         The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged off in the month when they are considered uncollectible.
--------------------------------------------------------------------------------

(E)      ALLOWANCE FOR POSSIBLE LOAN LOSSES

         The provision for possible loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments; and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

         The allowance for possible loan losses consists of an allocated portion and an unallocated, or general portion. The allocated portion is maintained to cover estimated losses applicable to specific segments of the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance due to risk of errors or imprecision. While the total allowance consists of an allocated portion and an unallocated portion, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent loss in the entire portfolio.

         The allowance for possible loan losses is increased by provisions for possible loan losses charged to expense and is reduced (increased) by loans charged off net of recoveries on loans previously charged off. The provision is based on management's determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision involves uncertainties and matters of judgment and therefore cannot be determined with precision.
--------------------------------------------------------------------------------

(F)      DEBT AND EQUITY SECURITIES

         The Company accounts for its debt and equity securities under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No.
115), "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of the Statement, securities are classified in three categories and accounted for as follows:

         -        SECURITIES HELD-TO-MATURITY

                  Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Amortization of premiums and accretion of discounts are recognized by the interest method.

         -        TRADING SECURITIES

                  Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

         -        SECURITIES AVAILABLE-FOR-SALE

                  Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Premiums and discounts are recognized by the interest method.

         No securities have been classified as trading securities or securities held-to-maturity.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

         In November, 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which permits the reassessment of the appropriateness of the classifications of all securities by December 31, 1995. Reclassifications from the held-to-maturity classification that result from this one-time reassessment will not call into question the intent of an entity to hold other debt securities to maturity in the future. The Company transferred securities with an amortized cost of $20,155,000 (market value - $20,307,000) to the available-for-sale classification in December, 1995 pursuant to the provisions of this pronouncement.

         Realized gains or losses from the sale of securities are recognized based upon the specific identification method.
--------------------------------------------------------------------------------

(G)      LOANS HELD FOR SALE

         Mortgage loans held for sale are reported at the lower of cost or market value, determined by outstanding commitments from investors at the balance sheet date. These loans are valued on an aggregate basis.
--------------------------------------------------------------------------------

(H)      PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost. Depreciation is computed primarily by the straight-line method over the estimated useful lives of the related assets. Gain or loss on items retired and otherwise disposed of is credited or charged to operations and cost and related accumulated depreciation are removed from the asset and accumulated depreciation accounts.

         Expenditures for major renewals and improvements of premises and equipment are capitalized and those for maintenance and repairs are charged to earnings as incurred.
--------------------------------------------------------------------------------

(I)      LONG-LIVED ASSETS

         In March, 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the company adopted this statement and determined that no impairment loss need be recognized for its long-lived assets.
--------------------------------------------------------------------------------

(J)      OTHER REAL ESTATE

         Real estate acquired in settlement of loans is initially recorded at the lower of cost (loan value of real estate acquired in settlement of loans plus incidental expense) or estimated fair value, less estimated cost to sell. Based on periodic evaluations by management, the carrying values are reduced by a direct charge to earnings when they exceed net realizable value. Costs relating to the development and improvement of the property are capitalized, while holding costs of the property are charged to expense in the period incurred.
--------------------------------------------------------------------------------

(K)      CASH AND CASH EQUIVALENTS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds sold are purchased and sold for one-day periods. The Bank maintains deposits with other financial institutions in excess of the Federal insurance amounts. Management makes deposits only with financial institutions it considers to be financially sound.
--------------------------------------------------------------------------------

(L)      INCOME TAXES

         Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

         The Company and its subsidiary file a consolidated Federal income tax return. Its subsidiary provides for income taxes on a separate-return basis.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

(M)      RECLASSIFICATIONS

         Certain reclassifications have been made to the 1996 and 1995 figures to conform to the presentation for 1997.
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
(2)      LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

         Loans and allowance for possible loan losses at December 31, 1997 and 1996 are summarized as follows:

(In Thousands)                                                                          1997            1996
--------------------------------------------------------------------------------      ---------       ---------
Commercial, financial and agricultural .........................................      $  46,024       $  36,311
Real estate - construction .....................................................         12,656          11,724
Real estate - mortgage .........................................................         74,032          65,204
Consumer .......................................................................         15,158          12,190
--------------------------------------------------------------------------------      ---------       ---------
                                                                                        147,870         125,429
Less unearned interest .........................................................         (1,101)         (1,117)
Less allowance for possible loan losses ........................................         (1,704)         (1,541)
--------------------------------------------------------------------------------      ---------       ---------
                                                                                      $ 145,065       $ 122,771
--------------------------------------------------------------------------------      ---------       ---------


         The principal maturities on loans at December 31, 1997 are as follows:

                                                        (In Thousands)
                           ---------------------------------------------------------------------
                            Commercial
                            Financial
                               and        Real Estate    Real Estate -
      Maturity             Agricultural   Construction     Mortgage       Consumer        Total
------------------------   ------------   ------------   -------------   ----------     --------
3 months or less .......     $15,001        $ 8,524        $20,090         $ 4,489      $ 48,104
3 to 12 months .........      16,469          3,316         19,517           1,024        40,326
1 to 5 years ...........      14,462            816         31,805           9,129        56,212
Over 5 Years ...........          92             --          2,620             516         3,228
------------------------   ------------   ------------   -------------   ----------     --------
                             $46,024        $12,656        $74,032         $15,158      $147,870
------------------------   ------------   ------------   -------------   ----------     --------


         At December 31, 1997, variable rate and fixed rate loans total $32,490,000 and $115,380,000, respectively. Variable and fixed rate loans at December 31, 1996 were $28,065,000 and $97,364,000, respectively.

         In the normal course of business, the Company's subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Company and to their affiliates. At December 31, 1997 and 1996, the aggregate amount of these loans was $1,897,000 and $2,753,000, respectively. As of December 31, 1997, none of these loans were restructured, nor were any related party loans charged-off during the most recent three years.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

         An analysis of the activity with respect to such loans to related parties is as follows:

(In Thousands)                                                                          1997          1996
--------------------------------------------------------------------------------      -------       -------
Balance, January 1 .............................................................      $ 2,753       $ 2,439
New Loans during the year ......................................................        1,451         1,487
Repayments during the year .....................................................       (2,307)       (1,173)
--------------------------------------------------------------------------------      -------       -------
Balance, December 31 ...........................................................      $ 1,897       $ 2,753
--------------------------------------------------------------------------------      -------       -------

         At December 31, 1997 and 1996, loans which had been placed on non-accrual status totaled $481,000 and $88,000, respectively. Had interest been accrued on these loans, net earnings would have been increased by approximately $35,000 in 1997 and $4,000 in 1996. No loans were on non-accrual status during 1995.

         Transactions in the allowance for possible loan losses for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

(In Thousands)                                1997          1996          1995
--------------------------------------      -------       -------       -------
Balance, beginning of year ...........      $ 1,541       $ 1,246       $   932
Provision charged to operating
 expense..............................          350           310           356
Loans charged off ....................         (209)          (98)          (79)
Recoveries on losses .................           22            83            37
--------------------------------------      -------       -------       -------
Balance, end of year .................      $ 1,704       $ 1,541       $ 1,246
--------------------------------------      -------       -------       -------


         The Company's principal customers are basically in the Middle Tennessee area with a concentration in Wilson County, Tennessee. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower's financial condition.

         Impaired loans and related loan loss reserve amounts at December 31, 1997 and 1996 were as follows:

(In Thousands)                            1997      1996
------------------------------------      ----      ----
Recorded investment ................      $715      $586
Loan loss reserve ..................       143       117
                                          ----      ----

         The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996 was $650,000 and $576,000, respectively. The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $60,000 and $31,000 for 1997 and 1996, respectively. The amount of interest income recognized on the cash basis for the period such loans were impaired was $8,000 in 1997 and none in 1996.

         In 1997, 1996 and 1995, the Company originated for sale in the secondary market loans of $38,685,000, $33,914,000, and $28,073,000, respectively. Under normal terms, the Company may be required, in the event of default, to repurchase loans sold for a period of ninety days. At December 31, 1997, the subsidiary Bank had repurchased no loans which had been originated by the subsidiary Bank and sold in the secondary market. The subsidiary Bank's allowance for loan losses is available to absorb losses related to the loan portfolio, including off-balance sheet credit exposures. Management expects no significant loss of income to result from these recourse provisions. The gain on sale of these loans totaled $812,000 in 1997, $600,000 in 1996, and $556,000 in
1995.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

(3)      DEBT AND EQUITY SECURITIES

         Debt and equity securities have been classified in the balance sheet according to management's intent. The amortized cost and the estimated market values of securities at December 31 was as follows:

                                                     Securities Available-For-Sale
                                                                 1997
                                          ---------------------------------------------------
                                                         Gross         Gross        Estimated
                                          Amortized    Unrealized    Unrealized       Market
(In Thousands)                               Cost        Gains         Losses         Value
-----------------------------------       ---------    ----------    ----------     ---------
U.S. Government obligations .......        $ 6,748        $ 23        $     3        $ 6,768
Securities of U.S. government
  agencies and corporations .......          7,540          64             16          7,588
Obligations of state and political
  subdivisions ....................         12,874         263             20         13,117
Mortgage-backed securities ........         10,258         149             36         10,371
Collateralized mortgage
  obligations .....................          1,611          --             22          1,589
Federal Home Loan Bank stock ......            582          --             --            582
-----------------------------------       ---------    ----------    ----------     ---------
                                           $39,613        $499        $    97        $40,015
-----------------------------------       ---------    ----------    ----------     ---------


         The effective yield at December 31, 1997 on the collateralized mortgage obligations was 5.5%.

                                                    Securities Available-For-Sale
                                                                 1996
                                          ---------------------------------------------------
                                                         Gross         Gross        Estimated
                                          Amortized    Unrealized    Unrealized      Market
(In Thousands)                               Cost        Gains         Losses         Value
-----------------------------------       ---------    ----------    ----------     ---------
U.S. Government obligations .......        $ 6,195        $ 24           $ 14        $ 6,205
Securities of U.S. government
  agencies and corporations .......          9,932          54             56          9,930
Obligations of state and political
  subdivisions ....................         10,562         135             77         10,620
Mortgage-backed securities ........         11,639         105             66         11,678
Collateralized mortgage
  obligations .....................          3,601          --             59          3,542
Federal Home Loan Bank stock ......            498          --             --            498
-----------------------------------       ---------    ----------    ----------     ---------
                                           $42,427        $318           $272        $42,473
-----------------------------------       ---------    ----------    ----------     ---------

         The effective yield at December 31, 1996 on the collateralized mortgage obligations was 5.6%.

         The Company periodically applies the stress test to its securities portfolio. To satisfy the stress test a security's estimated market value should not decline more than certain percentages given certain assumed interest rate increases. The Company had no securities that failed to meet the stress test as of December 31, 1997.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

         Included in the securities are $10,861,000 (market value of $11,381,000) and $9,062,000 (market value of $9,046,000) at December 31, 1997 and 1996, respectively, in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

         The amortized cost and estimated market value of debt and equity securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  (In Thousands)
                                             ------------------------
                                                            Estimated
                                             Amortized        Market
Securities Available-for-Sale                   Cost          Value
--------------------------------------       ---------      ---------
Due in one year or less ..............        $ 2,996        $ 2,996
Due after one year through five
  years ..............................         12,491         12,526
Due after five years through ten
  years ..............................          5,087          5,144
Due after ten years ..................          8,199          8,396
--------------------------------------       ---------      ---------
                                               28,773         29,062
Mortgage-backed securities ...........         10,258         10,371
Federal Home Loan Bank stock .........            582            582
--------------------------------------       ---------      ---------
                                              $39,613        $40,015
--------------------------------------       ---------      ---------


         Included within the securities portfolio is stock of the Federal Home Loan Bank amounting to $582,000 and $498,000 at December 31, 1997 and 1996, respectively. The stock can be sold back only at par and only to the Federal Home Loan Bank or to another member institution.

         Proceeds and realized gains and losses on sales of debt and equity securities for the year ended December 31 are summarized as follows:

For the Year Ended December 31 (In Thousands)          1997            1996             1995
---------------------------------------------        -------         --------         -------
Gross proceeds from sales ...................        $ 7,236         $ 10,711         $ 3,685
---------------------------------------------        -------         --------         -------

Gross realized gains ........................        $    17         $     57         $    --
Gross realized losses .......................            (64)             (46)            (62)
---------------------------------------------        -------         --------         -------
Net realized gains (losses) .................        $   (47)        $     11         $   (62)
---------------------------------------------        -------         --------         -------


         Investment securities carried in the balance sheet at $19,376,000 (amortized cost of $19,199,000) as of December 31, 1997 were pledged to secure public and trust deposits and for other purposes as required or permitted by law. At December 31, 1996, the carrying value of pledged securities was $16,030,000 with an amortized cost of $16,054,000.

--------------------------------------------------------------------------------

(4)      PREMISES AND EQUIPMENT

         The detail of premises and equipment at December 31, 1997 and 1996 is as follows:

(In Thousands)                                 1997            1996
-------------------------------------      -----------     -----------
Land ................................        $ 1,472         $   972
Land improvements ...................            120             118
Buildings ...........................          4,171           3,714
Leasehold improvements ..............             73              73
Construction in progress ............            111             432
Furniture and equipment .............          2,864           1,804
Autos ...............................             38              38
                                           -----------     -----------
                                               8,849           7,151
Less accumulated depreciation........         (2,097)         (1,694)
-------------------------------------      -----------     -----------
                                             $ 6,752         $ 5,457
-------------------------------------      -----------     -----------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

(5)      CERTIFICATES OF DEPOSIT

         Principal maturities of certificates of deposit and individual retirement accounts at December 31, 1997 are as follows:

                                                                               (In Thousands)
                                                               -------------------------------------------
                                                               Single Deposits  Single Deposits
Maturity                                                       Under $100,000    Over $100,000     Total
-----------------------------------------------------------    ---------------  ---------------   --------
3 months or less ..........................................        $15,445        $ 16,021        $ 31,466
3 to 6 months .............................................         16,254           4,195          20,449
6 to 12 months ............................................         29,359           8,591          37,950
1 to 5 years ..............................................         15,351           5,589          20,940
-----------------------------------------------------------    ---------------  ---------------   --------
                                                                   $76,409        $ 34,396        $110,805
-----------------------------------------------------------    ---------------  ---------------   --------

         The subsidiary bank is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 1997 and 1996 were approximately $1,015,000 and $874,000, respectively.

         At December 31, 1997 certificates of deposit and other deposits in denominations of $100,000 or more amounted to $49,600,000 as compared to $48,764,000 at December 31, 1996.

--------------------------------------------------------------------------------

(6)      SHORT-TERM BORROWINGS

         The Company has entered into a loan agreement with a commercial bank. The agreement extends a line of credit to the Company in an amount not to exceed $5,000,000. The line is available to purchase and retire stock of the Company as it becomes available or to meet other cash needs of the Company. The line matures on or before February 28, 1998, and at the maturity may be converted to a term note for a period not to exceed ten (10) years. The stock of the subsidiary Bank collateralizes the line. At December 31, 1997, the interest rate was 8.152%. The Company has the option, prior to the beginning of the following month, to select either the prime rate of the lender or a fixed three month rate of 2.25% over the London Interbank Offered Rate ("Libor"). The subsidiary bank must maintain a total capital to total tangible asset ratio equal to or greater than those of a "well capitalized" bank as defined by the regulatory authorities. The outstanding balance at December 31, 1997, and 1996 was $600,000 and $800,000, respectively.
--------------------------------------------------------------------------------

(7)      ADVANCES FROM FEDERAL HOME LOAN BANK

         The advances from the Federal Home Loan Bank at December 31, 1997 and 1996 consist of the following:

                                         (In Thousands)
                                        ----------------
Interest Rate                            1997      1996
--------------------------------------  ------    ------
7.05%.................................   $616      $650
7.65%.................................    326       343
--------------------------------------  ------    ------
                                         $942      $993
--------------------------------------  ------    ------

         Advances from the Federal Home Loan Bank at December 31, 1997 are to mature as follows:

                                                            (In Thousands)
Year Ending December 31,                                        Amount
                                                          -----------------
         1998...........................................       $  54
         1999...........................................         599
         2000...........................................          20
         2001...........................................          22
         2002...........................................          24
         Later years....................................         223
---------------------------------------------------------------------------
                                                               $ 942
---------------------------------------------------------------------------


         These advances are collateralized by approximately $1,413,000 of the subsidiary bank's mortgage loan portfolio.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

(8)      LONG-TERM DEBT

         On October 26, 1994, the Company executed a 7.0% promissory note in the amount of $400,000. The promissory note is payable in monthly principal and interest installments of $2,661, with the remaining balance due October 26, 2004. This note is secured by a first mortgage Deed of Trust on land purchased for a branch site. The balance of the note at December 31, 1997, and 1996 was $386,000 and $391,000, respectively.

         Principal maturities at December 31, 1997, for the years 1998 through 2002 are $5,000, $5,000, $6,000, $6,000 and $7,000, respectively, with the remaining balance of $357,000 due in later years.
--------------------------------------------------------------------------------

(9)      NON-INTEREST INCOME AND NON-INTEREST EXPENSE

         The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

(In Thousands)                                    1997          1996          1995
-----------------------------------------      ----------    ----------    ----------
Non-interest income:
   Service charges on deposits ..........        $1,001        $  836        $  776
   Other fees ...........................           277           292           206
   Gains on sales of loans ..............           812           600           556
   Security gains .......................            --            11            --
-----------------------------------------      ----------    ----------    ----------
                                                 $2,090        $1,739        $1,538
-----------------------------------------      ----------    ----------    ----------

Non-interest expense:
   Employee salaries and benefits .......        $3,812        $3,286        $2,777
   Occupancy expenses ...................           376           384           300
   Furniture and equipment expenses .....           523           409           363
   FDIC insurance and State banking
     fees ...............................            59            34           160
   Cost of operation of other real
     estate .............................             1             3            12
   Data processing fees .................           223           202           177
   Security losses ......................            47            --            62
   Other operating expenses .............         1,649         1,537         1,298
-----------------------------------------      ----------    ----------    ----------
                                                 $6,690        $5,855        $5,149
-----------------------------------------      ----------    ----------    ----------

--------------------------------------------------------------------------------

(10)     INCOME TAXES

         The components of the net deferred tax asset are as follows:

December 31 (In Thousands)                   1997          1996
------------------------------------      ---------     ---------
Deferred tax asset:
   Federal .........................        $ 491         $ 432
   State ...........................           92            81
------------------------------------      ---------     ---------
                                              583           513
------------------------------------      ---------     ---------

Deferred tax liability:
   Federal .........................         (274)          (87)
   State ...........................          (51)          (16)
------------------------------------      ---------     ---------
                                             (325)         (103)
------------------------------------      ---------     ---------
         Net deferred tax asset ....        $ 258         $ 410
------------------------------------      ---------     ---------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

         The tax effects of each type of significant item that gave rise to deferred taxes at December 31 are:

(In Thousands)                                                                   1997          1996
------------------------------------------------------------------------      ---------     ---------
Financial statement allowance for loan losses in excess of tax
  allowance ............................................................      $   541         $ 476
Financial statement deduction for deferred compensation
  in excess of deduction for tax purposes ..............................           42            37
Dividend income not recognized for tax purposes ........................          (38)           --
Excess of depreciation deducted for tax purposes
  over amounts deducted in the financial statements ....................         (135)          (85)
Excess of market value over estimated book value
  related to securities available-for-sale .............................         (152)          (18)
------------------------------------------------------------------------      ---------     ---------
                                                                                $ 258         $ 410
------------------------------------------------------------------------      ---------     ---------


         The components of income tax expense (benefit) are summarized as follows:

(In Thousands)               1997            1996            1995
-----------------------    -------         -------         -------
Current:
  Federal .............    $ 1,119         $ 1,102         $   828
  State ...............        224             218             178
-----------------------    -------         -------         -------
                             1,343           1,320           1,006
-----------------------    -------         -------         -------

Deferred:
  Federal .............         15            (104)           (106)
  State ...............          3             (19)            (20)
-----------------------    -------         -------         -------
                                18            (123)           (126)
                           -------         -------         -------
                           $ 1,361         $ 1,197         $   880
-----------------------    -------         -------         -------

         A reconciliation of actual income taxes in the consolidated statements of earnings with the "expected" tax expense (computed by applying the statutory Federal income tax of 34% to earnings before income taxes) is as follows:

(In Thousands)                                            1997            1996           1995
------------------------------------------------      -----------     -----------     ---------
Computed "expected" tax expense ................        $ 1,348         $ 1,206         $ 891
State income taxes, net of Federal
   income tax benefit ..........................            161             127           109
Tax exempt interest, net of interest
   expense exclusion ...........................           (169)           (140)         (114)
Other ..........................................             21               4            (6)
------------------------------------------------      -----------     -----------     ---------
                                                        $ 1,361         $ 1,197         $ 880
------------------------------------------------      -----------     -----------     ---------


         Total income tax expense includes a tax benefit of $18,000 in 1997, a tax expense of $4,000 in 1996 and tax benefits of $24,000 in 1995 related to security transactions.

--------------------------------------------------------------------------------

(11)     COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial position.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

         Additionally, the Company's subsidiary leases property for two of its branch locations. The first lease is adjusted annually based on the consumer price index. The lease expires December 31, 1999; however, it contains an option to renew the lease for four five-year consecutive increments. The second lease expires April 30, 1998. The lease payments are adjusted annually. Based upon the rates in effect at December 31, 1997, future minimum lease commitments are as follows:

(In Thousands)
-----------------------------------------------     ---------
1998...........................................       $ 32
1999...........................................         29
-----------------------------------------------     ---------
                                                      $ 61
-----------------------------------------------     ---------


         Rentals which are included in occupancy expense amount to $55,000, $68,000, and $57,000 in 1997, 1996 and 1995, respectively.

--------------------------------------------------------------------------------

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

                                                              Contract or
                                                            Notional Amount
                                                      --------------------------
(In Thousands)                                            1997           1996
------------------------------------------------      -----------    -----------
Financial instruments whose contract
  amount represent credit risk:
     Commercial loan commitments ...............        $13,552        $12,105
     Unfunded lines-of-credit ..................         13,547          9,613
     Letters of credit .........................          4,562          2,974
------------------------------------------------      -----------    -----------
     Total .....................................        $31,661        $24,692
------------------------------------------------      -----------    -----------


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

--------------------------------------------------------------------------------

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

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

(14)     PROFIT-SHARING PLAN

         The Company has in effect a 401(K) profit sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old and who have completed 1,000 hours of service. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 1997, 1996, and 1995 the employer matched .50 cents per dollar of employee contributions up to a maximum of 6% of the employee compensation. The Company's contribution for the year, including administrative fees, totaled $68,000 for 1997, $55,000 for 1996, and $45,000 for 1995.
--------------------------------------------------------------------------------

(15)     REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

         The Company and its wholly-owned bank subsidiary are subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation, the Federal Reserve and the Tennessee Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company's capital classification is also subject to qualitative judgments about components, risk weightings and other factors. Those qualitative judgments could also affect the Bank's capital status and the amount of dividends the subsidiary may distribute. At December 31, 1997, management believes that the Company and its subsidiary meet all such capital requirements to which they are subject.

         The Company and its subsidiary bank are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1997, the Company and its bank subsidiaries are required to have minimum Tier I and total risk-based capital (total capital) ratios of 4% and 8%, respectively. The Company's actual ratios at that date were 10.1% and 11.2%, respectively. The subsidiary bank's Tier I ratio was 10.6% and the total capital ratio was 11.7% at December 31, 1997. The leverage ratios at December 31, 1997 were 7.4% for the Company and 7.7% for the subsidiary bank and the minimum requirements were 4.0%.
--------------------------------------------------------------------------------

(16)     DIVIDEND REINVESTMENT PLAN

         Under the terms of the Company's dividend reinvestment plan holders of common stock may elect to automatically reinvest cash dividends in additional shares of common stock. The Company may elect to sell original issue shares or to purchase shares in the open market for the account of participants. Original issue shares of 7,850 in 1997 and 7,224 in 1996 were sold to participants under the terms of the plan.
--------------------------------------------------------------------------------

(17)     EARNINGS PER SHARE (EPS)

         In 1997, Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share" established uniform standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options. In addition, on April 18, 1996, the stockholders approved a two-for-one stock split effective for stockholders of record on May 1, 1996. The weighted average number of shares used in the computation of earnings per share have been retroactively adjusted to reflect the provisions of SFAS 128 and the stock split. Dividends per share have also been retroactively adjusted to reflect the stock split.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

         The following is a summary of the components comprising basic and diluted earnings per share (EPS):

(In Thousands, except share amounts)                                  1997            1996            1995
------------------------------------------------------------       ----------      ----------      ----------
Basic EPS Computation:
   Numerator - Income available to common stockholders .....        $  2,604        $  2,350        $  1,741
                                                                    --------        --------        --------
   Denominator - Weighted average number of common
     shares outstanding ....................................         935,904         927,064         922,769
                                                                    --------        --------        --------
   Basic earnings per common share .........................        $   2.78        $   2.53        $   1.89
                                                                    ========        ========        ========
Diluted EPS Computation:
   Numerator ...............................................        $  2,604        $  2,350        $  1,741
                                                                    --------        --------        --------
   Denominator:
     Weighted average number of common shares
       outstanding .........................................         935,904         927,064         922,769
     Dilutive effect of stock options ......................          23,539          13,844           5,214
                                                                    --------        --------        --------
                                                                     959,443         940,908         927,983
                                                                    --------        --------        --------

   Diluted net earnings per common shares ..................        $   2.71        $   2.50        $   1.88
                                                                    ========        ========        ========

--------------------------------------------------------------------------------

(18)     STOCK OPTION PLAN

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

         In 1995, SFAS 123, "Accounting for Stock Based Compensation" (SFAS 123) changed the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below:

(In Thousands)                                     1997             1996             1995
----------------------------------------        ---------        ---------        ---------
Net earnings
  As Reported ..........................        $   2,604        $   2,350        $   1,741
  Proforma .............................        $   2,582        $   2,337        $   1,728
Basic earnings per common share
  As Reported ..........................        $    2.78        $    2.53        $    1.89
  Proforma .............................        $    2.76        $    2.52        $    1.87
Diluted earnings per common shares
  As Reported ..........................        $    2.71        $    2.50        $    1.88
  Proforma .............................        $    2.69        $    2.48        $    1.86
                                                ---------        ---------        ---------

         Accordingly, due to the initial phase-in period, the effects of applying this statement for proforma disclosures are not likely to be representative of the effects on reported net income for future years.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

         A summary of the stock option activity for 1997, 1996 and 1995 is as follows:

                                                         1997                           1996                          1995
                                               ------------------------       -----------------------        -----------------------
                                                              Weighted                       Weighted                      Weighted
                                                               Average                        Average                       Average
                                                              Exercise                       Exercise                      Exercise
                                                Shares          Price          Shares          Price          Shares         Price
                                               -------       ----------       -------       ----------       -------      ----------
Outstanding at beginning of year .......       114,030       $    11.48       114,464       $    11.44        80,872      $    10.05
Granted ................................        13,000            22.50           528            19.00        33,792           14.76
Exercised ..............................        (2,808)           11.53          (962)           10.88          (200)          12.00
Forfeited ..............................            --               --            --               --            --              --
                                               -------       ----------       -------       ----------       -------      ----------
Outstanding at end of year .............       124,222       $    12.63       114,030       $    11.48       114,464      $    11.44
----------------------------------------       -------       ----------       -------       ----------       -------      ----------

Options exercisable at year end ........        49,524                         38,993                         27,616
----------------------------------------       -------                        -------                        -------


         The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                       Options Outstanding                              Options Exercisable
                       ------------------------------------------------------    -----------------------------------
                                                                Weighted
                                            Weighted             Average                               Weighted
    Range of              Number             Average            Remaining            Number             Average
    Exercise           Outstanding          Exercise           Contractual        Exercisable          Exercise
     Prices            at 12/31/97            Price               Life            at 12/31/97            Price
------------------    ---------------    ----------------    ----------------    ---------------    ----------------
   $10 to $13             81,624              $10.18            5.1 years             37,924             $10.11
 $15 to $22.50            42,520              $17.32            5.3 years             11,600             $15.64
------------------    ---------------    ----------------    ----------------    ---------------    ----------------

--------------------------------------------------------------------------------

(19)     DEFERRED COMPENSATION PLAN

         The Company provides its directors with the opportunity to participate in an unfunded, deferred compensation program, which also provides for death and retirement benefits. There were four participants in the program at December 31, 1997 compared to six at December 31, 1996. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain the sole property of the Company, which uses them together with additional corporate funds, to purchase either insurance policies on the lives of the participants or other investments. The insurance policies, which remain the sole property of the Company, are payable to the Company upon the death of the participant. The Company separately contracts with the participants to pay benefits based upon the deferred amount compounded at a floating interest rate of prime as reported in the Wall Street plus two percent. At December 31, 1997, the deferred compensation liability totaled $110,000 as compared to $100,000 at December 31, 1996. The Cash surrender value of life insurance was $211,000 and $163,000 at December 31, 1997 and 1996, respectively. The face amount of the insurance policies in force at December 31, 1997 approximated $1,108,000. The program is not qualified under Section 401 of the Internal Revenue Service.

--------------------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

(20)     FIRST FINANCIAL CORPORATION - PARENT COMPANY FINANCIAL INFORMATION

                FIRST FINANCIAL CORPORATION (Parent Company Only)
                                 BALANCE SHEETS
                           December 31, 1997 and 1996

(In Thousands)                                                                           1997            1996
---------------------------------------------------------------------------------      ---------      ----------
ASSETS
Cash ............................................................................       $    44*       $     42*
Investment in commercial bank subsidiary ........................................        16,482*         13,893*
Due from commercial bank subsidiary .............................................             6*              9*
Other assets ....................................................................            34              34
---------------------------------------------------------------------------------      ---------      ----------
     Total assets................................................................       $16,566        $ 13,978
---------------------------------------------------------------------------------      ---------      ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings............................................................       $   600        $    800
Accrued interest payable ........................................................             4               5
---------------------------------------------------------------------------------      ---------      ----------
                                                                                            604             805
---------------------------------------------------------------------------------      ---------      ----------
Stockholders equity:
  Preferred stock, no par value, authorized
     5,000,000 shares, no shares issued .........................................            --              --
  Common stock, $2.50 par value, authorized 5,000,000 shares,
     issued 1,079,572 and 1,068,914 shares, respectively ........................         2,699           2,672
  Additional paid-in capital ....................................................         4,021           3,850
  Retained earnings .............................................................        10,250           7,879
  Net unrealized gain on available-for-sale securities,
     net of applicable income taxes of $152,000 and $18,000, respectively .......           249              29
  Less cost of 137,926 shares of treasury stock .................................        (1,257)         (1,257)
---------------------------------------------------------------------------------      ---------      ----------
       Total stockholders' equity ...............................................        15,962          13,173
---------------------------------------------------------------------------------      ---------      ----------
       Total liabilities and stockholders' equity ...............................       $16,566        $ 13,978
---------------------------------------------------------------------------------      ---------      ----------


                FIRST FINANCIAL CORPORATION (Parent Company Only)
                             STATEMENTS OF EARNINGS
                   For the Three Years Ended December 31, 1997

(In Thousands)                                                        1997         1996         1995
--------------------------------------------------------------      -------      -------      -------
Income:
  Dividends from commercial bank subsidiary ..................      $  300*      $  285*      $  360*
--------------------------------------------------------------      -------      -------      -------
Expenses:
  Interest expense ...........................................          57           69           87
  Amortization of organizational costs .......................          --            9            9
  Other expenses .............................................          49           39           26
--------------------------------------------------------------      -------      -------      -------
                                                                       106          117          122
--------------------------------------------------------------      -------      -------      -------
     Earnings before Federal income tax benefits and equity in
       undistributed earnings of commercial bank subsidiary ..         194          168          238
Federal income tax benefits ..................................          40           44           46
Equity in undistributed earnings of commercial bank
   subsidiary ................................................       2,370*       2,138*       1,457*
--------------------------------------------------------------      -------      -------      -------
     Net earnings ............................................      $2,604       $2,350       $1,741
--------------------------------------------------------------      -------      -------      -------
*Eliminated in consolidation.
-----------------------------------------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

(20)     FIRST FINANCIAL CORPORATION - PARENT COMPANY FINANCIAL INFORMATION

                FIRST FINANCIAL CORPORATION (Parent Company Only)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Years Ended December 31, 1997

                                                                                           Net
                                                                                       Unrealized
                                                                                     Gains (Losses)
                                                            Additional               On Available-
                                                  Common     Paid-In      Retained      For-Sale      Treasury
(In Thousands, Except Shares)                      Stock     Capital      Earnings     Securities       Stock          Total
--------------------------------------------      ------    ----------    --------   --------------   ---------      ---------
Balance, December 31, 1994 .................      $2,651      $3,739      $  4,135       $(388)        $(1,252)      $  8,885
Net earnings for year ......................          --          --         1,741          --              --          1,741
Cash dividends declared
   ($.175 per share) .......................          --          --          (161)         --              --           (161)
Issuance of 200 shares of common stock .....          --           2            --          --              --              2
Net change in unrealized appreciation during
   the year, net of taxes of $360,000 ......          --          --            --         585              --            585
Cost of 468 shares of treasury stock .......          --          --            --          --              (5)            (5)
--------------------------------------------      ------      ------      --------       -----         -------       --------
Balance December 31, 1995 ..................       2,651       3,741         5,715         197          (1,257)        11,047
Net earnings for year ......................          --          --         2,350          --              --          2,350
Cash dividends declared
   ($.20 per share) ........................          --          --          (186)         --              --           (186)
Issuance of 962 shares of common stock .....           3           8            --          --              --             11
Issuance of 7,224 shares of common stock
   pursuant to dividend reinvestment plan ..          18         101            --          --              --            119
Net change in unrealized appreciation during
   the year, net of taxes of $103,000 ......          --          --            --        (168)             --           (168)
--------------------------------------------      ------      ------      --------       -----         -------       --------
Balance December 31, 1996 ..................       2,672       3,850         7,879          29          (1,257)        13,173
Net earnings for year ......................          --          --         2,604          --              --          2,604
Cash dividends declared
   ($.25 per share) ........................          --          --          (233)         --              --           (233)
Issuance of 2,808 shares of common Stock....           7          26            --          --              --             33
Issuance of 7,850 shares of common stock
   pursuant to dividend reinvestment plan ..          20         145            --          --              --            165
Net change in unrealized appreciation during
   the year, net of taxes of $134,000 ......          --          --            --         220              --            220
--------------------------------------------      ------      ------      --------       -----         -------       --------

BALANCE DECEMBER 31, 1997 ..................      $2,699      $4,021      $ 10,250       $ 249         $(1,257)      $ 15,962
--------------------------------------------      ------      ------      --------       -----         -------       --------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

(20)     FIRST FINANCIAL CORPORATION  - PARENT COMPANY FINANCIAL INFORMATION

                FIRST FINANCIAL CORPORATION (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
                   For the Three Years Ended December 31, 1997
                Increase (Decrease) in Cash and Cash Equivalents

(In Thousands)                                                       1997          1996          1995
------------------------------------------------------------      --------      --------      --------
Cash flows from operating activities:
  Cash paid to suppliers ...................................      $   (49)      $   (39)      $   (26)
  Interest paid ............................................          (57)          (72)          (87)
  Income taxes received ....................................           43            71            77
------------------------------------------------------------      --------      --------      --------

           Net cash used in operating activities ...........          (63)          (40)          (36)
------------------------------------------------------------      --------      --------      --------

Cash flows from investing activities:
  Dividend received from commercial bank subsidiary ........          300           285           360
  Purchase of other assets .................................           --           (34)           --
------------------------------------------------------------      --------      --------      --------

           Net cash provided by investing activities .......          300           251           360
------------------------------------------------------------      --------      --------      --------

Cash flows from financing activities:
  Repayments of short-term borrowings ......................         (200)         (196)          (90)
  Dividends paid ...........................................         (233)         (186)         (161)
  Payments made to acquire treasury stock ..................           --            --            (5)
  Issuance of common stock .................................          198           130             2
------------------------------------------------------------      --------      --------      --------

           Net cash used in financing activities ...........         (235)         (252)         (254)
------------------------------------------------------------      --------      --------      --------

Net increase (decrease) in cash and cash equivalents .......            2           (41)           70

Cash and cash equivalents at beginning of year .............           42            83            13
------------------------------------------------------------      --------      --------      --------

Cash and cash equivalents at end of year ...................      $    44       $    42       $    83
------------------------------------------------------------      --------      --------      --------

Reconciliation of net earnings to net cash used in operating activities:
     Net earnings ..........................................      $ 2,604       $ 2,350       $ 1,741
     Adjustments to reconcile net earnings to net cash
       used in operating activities:
         Equity in earnings of commercial bank subsidiary ..       (2,670)       (2,423)       (1,817)
         Amortization of organization costs ................           --             9             9
         Decrease in due from bank subsidiary ..............            4            27            31
         Decrease in accrued interest ......................           (1)           (3)           --
------------------------------------------------------------      --------      --------      --------
           Total adjustments ...............................       (2,667)       (2,390)       (1,777)
------------------------------------------------------------      --------      --------      --------
           Net cash used in operating activities ...........      $   (63)      $   (40)      $   (36)
------------------------------------------------------------      --------      --------      --------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

(21)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.
--------------------------------------------------------------------------------

CASH AND SHORT-TERM INVESTMENTS

         For those short-term instruments, the carrying amount is a reasonable estimate of fair value.
--------------------------------------------------------------------------------

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

         SFAS No. 107 specifies that fair values should be calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications, or estimated transaction costs. Accordingly, these considerations have not been incorporated into the fair value estimates.
--------------------------------------------------------------------------------

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

         The value of the loan portfolio is also discounted in consideration of the credit quality of the loan portfolio as would be the case between willing buyers and sellers. Particular emphasis has been given to loans on the subsidiary bank's internal watch list. Valuation of these loans is based upon borrower performance, collateral values (including external appraisals), etc.
--------------------------------------------------------------------------------

DEPOSIT LIABILITIES

         The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Under the provision of SFAS No. 107 the fair value estimates for deposits does not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.
--------------------------------------------------------------------------------

SHORT-TERM BORROWINGS

         For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
--------------------------------------------------------------------------------

ADVANCES FROM FEDERAL HOME LOAN BANK

         The fair value of these advances is estimated by discounting the future payments using the current rates at which similar advances could be obtained for the same remaining average maturities.
--------------------------------------------------------------------------------

LONG-TERM DEBT

         The fair value of this instrument is estimated by discounting future payments using the Company's current incremental borrowing rate for a similar instrument.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES WRITTEN

         Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 1997, are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

         The carrying value and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                                         1997                           1996
                                              -------------------------      -----------------------
                                               Carrying         Fair          Carrying        Fair
(In Thousands)                                  Amount          Value          Amount         Value
                                              ----------      ---------      ----------     --------
Financial assets:
  Cash and short-term investments ......      $  15,400       $  15,400       $  9,137      $  9,137
  Securities ...........................         40,015          40,015         42,473        42,473
  Loans ................................        146,769                        124,312
  Less: allowance for loan losses ......         (1,704)                        (1,541)
                                              ---------                       --------
  Loans, net of allowance ..............        145,065         144,520        122,771       122,729
                                              ---------                       --------
  Loans held for sale ..................          2,606           2,606          1,723         1,723
Financial liabilities:
  Deposits .............................        193,260         194,282        167,445       168,029
  Short-term borrowings ................            600             600            800           800
  Advances from Federal Home Loan Bank..            942             997            993           995
  Long-term debt .......................            386             364            391           381
Unrecognized financial instruments:
  Commitments to extend credit .........             --              --             --            --
  Standby letters of credit ............             --              --             --            --

--------------------------------------------------------------------------------

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

         Fair value estimates are based on estimating on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, a subsidiary Bank has a mortgage department that contributes net fee income annually. The mortgage department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                            SUPPLEMENTAL INFORMATION

                            SUPPLEMENTAL INFORMATION

1.       Instructions:

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers

         (a) Except to the extent that the materials enumerated in (1) and/or (2) below are specifically incorporated into this Form by reference (in which case, see rule 12b-23(b)), every issuer which files an annual report on this Form under Section 15(d) of the Exchange Act shall furnish the Commission for its information, at the time of filing its report on this Form, four copies of the following:

                  (1) Any annual report to security holders covering the registrant's last fiscal year; and

                  (2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

         (b) The Commission will not consider the material to be "filed" or subject to the liabilities of Section 18 of the Exchange Act, except if the issuer specifically incorporates it in its annual report on this Form by reference.

         (c) If no such annual report or proxy material has been sent to security holders, a statement to that effect shall be included under this caption. If such report or proxy material is to be furnished to security holders subsequent to the filing of the annual report on this Form, the registrant shall so state under this caption and shall furnish copies of such material

2.       Items included:

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

                           FIRST FINANCIAL CORPORATION
                           1691 NORTH MT. JULIET ROAD
                           MT. JULIET, TENNESSEE 37122

                                 MARCH 18, 1998

Dear Shareholder:

         You are cordially invited to attend the 1998 Annual Meeting of Shareholders of First Financial Corporation (the "Company") to be held on April 16, 1998, at 2:00 o'clock p.m., local time, in the community room of First Bank & Trust, 1691 North Mt. Juliet Road, Mt. Juliet, Tennessee. At the Annual Meeting, Shareholders of record as of April 2, 1998, will be entitled to vote upon the election of directors who will serve until their successors have been elected and duly qualified. In addition, the Shareholders will vote upon the ratification of the directors' appointment of Maggart & Associates, P.C. as the Company's independent auditors for the fiscal year ending December 31, 1998, as well as any other business that may properly come before the Annual Meeting.

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

                                    Sincerely,

                                    FIRST FINANCIAL CORPORATION



                                    Chairman of the Board

                           FIRST FINANCIAL CORPORATION
                           1691 NORTH MT. JULIET ROAD
                           MT. JULIET, TENNESSEE 37122

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS
                          TO BE HELD ON APRIL 16, 1998

         Notice is hereby given that the 1998 Annual Meeting (the "Annual Meeting") of the Shareholders of First Financial Corporation (the "Company") will be held in the Community Room of First Bank & Trust, 1691 North Mt. Juliet Road, Mt. Juliet, Tennessee, on April 16, 1998, at 2:00 o'clock p.m. local time. A Proxy Statement and a Proxy Card are included with these materials.

         The purposes of the Annual Meeting are to consider and to act upon the following matters:

         1. The election of a Board of Directors whose members will serve until their successors have been elected and have duly qualified;

         2. The ratification of the appointment of the firm of Maggart & Associates, P.C. as the Company's independent auditors for the fiscal year ending December 31, 1998; and

         3. The transaction of such other business as may properly come before the Annual Meeting or any adjournment(s) thereof or postponements. Other than ministerial matters such as the approval of prior minutes, the Board of Directors is unaware of any other business to come before the Annual Meeting at the present time.

         Any action may be taken on any of these items of business at the Annual Meeting on its scheduled date or at any one or more adjournments or postponements thereof. Only Shareholders of record of the Company's Common Stock at the close of business on April 2, 1998, will be entitled to notice of and to vote at the Annual Meeting and any adjournment(s) or postponement(s) thereof.

                                    By Order of the Board of Directors

                                    Secretary to the Board

Mt. Juliet, Tennessee
March 18, 1998

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

                                 PROXY STATEMENT
                                       OF
                           FIRST FINANCIAL CORPORATION
                           1691 NORTH MT. JULIET ROAD
                           MT. JULIET, TENNESSEE 37122

                         ANNUAL MEETING OF SHAREHOLDERS
                                 APRIL 16, 1998
                                2:00 O'CLOCK P.M.

       THIS PROXY IS BEING SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS.

         This Proxy Statement is being furnished to the Shareholders of First Financial Corporation (the "Company") in connection with the 1998 Annual Meeting of Shareholders of the Company (the "Annual Meeting"). The proxies are to be used at the Annual Meeting, which is scheduled to be held in the Community Room of First Bank & Trust, 1691 North Mt. Juliet Road, Mt. Juliet, Tennessee on April 16, 1998, at 2:00 o'clock p.m. local time, and any adjournments or postponements thereof. The purpose of the Annual Meeting is to elect ten Directors for one-year terms to serve until their successors are elected and duly qualified, and to approve the selection of Maggart & Associates, P.C., as the Company's independent auditors for the fiscal year ending December 31, 1998. The enclosed Notice of Annual Meeting and this Proxy Statement are being first mailed to Shareholders on or about March 18, 1998.

         Each copy of this Proxy Statement mailed to Shareholders is accompanied by a form of proxy solicited by the Board of Directors of the Company for use at the Annual Meeting and at any adjournment(s) or postponement(s) thereof.

                              REVOCABILITY OF PROXY

         A Shareholder of record who signs and returns a proxy in the accompanying form may revoke the same at any time before the authority granted thereby is exercised by attending the Annual Meeting and electing to vote in person, by filing with the Secretary of the Company (Robert L. Callis) a written revocation, or by duly executing a proxy bearing a later date. (Such later executed and dated proxy, to be effective, must be delivered to the Chairperson of the Annual Meeting before the vote in respect of Proposal No. 1 is taken.) Unless so revoked, the shares represented by the proxy will be voted at the Annual Meeting. (Merely attending the Annual Meeting will not serve to revoke a proxy.) Where a choice is specified on the proxy, the shares represented thereby will be voted in accordance with such specifications. If no specification is made, such shares will be voted for the election of all Director nominees and for the approval of Maggart & Associates, P.C., as the Company's independent auditors for the 1998 fiscal year. Abstentions and broker non-votes will not be counted as affirmative votes. Neither the Tennessee Business Corporation Act, nor the Company's Charter or Bylaws, address the treatment of abstentions and broker non-votes.

                 VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

         The securities entitled to vote at the Annual Meeting are the Company's common voting shares, par value $2.50 (the "Common Stock"), the Company's only outstanding class of securities. The Board of Directors has fixed the close of business on April 2, 1998, as the record date and, accordingly, only holders of record of shares of the Common Stock at the close of business on April 2, 1998, are entitled to receive notice of, and to vote at, the Annual Meeting. As of February 1, 1998, there were 941,646 shares of the Common Stock outstanding and entitled to vote, with each share entitled to one vote as to all matters. The presence in person or by proxy of at least a majority of the total number of outstanding shares of the Common Stock entitled to vote is necessary to constitute a quorum at the Annual Meeting. Once a quorum is present, the affirmative vote of at least a plurality of the outstanding shares of the Common Stock is necessary to elect directors and to approve any other item of business planned to be voted upon at the Annual Meeting. A share, once represented for any purpose at the Annual Meeting, is deemed present for purposes of determining a quorum for the Annual Meeting (unless the Annual Meeting is adjourned and a new record date is set for the adjourned meeting), even if the holder of the share abstains from voting with respect to any matter brought before the Annual Meeting.

         The Company is authorized to issue 5,000,000 shares of its Common Stock and 5,000,000 shares of FFC Preferred Stock. The 941,646 shares of the Company's Common Stock issued and outstanding at February 1, 1998, are exclusive of shares reserved for options. No shares of the FFC Preferred Stock were issued and outstanding or committed for issuance at that date.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (1) directors of the Company, and
(2) the directors and executive officers of the Company as a group. No person known to the Company is the beneficial owner of more than 5% of the issued and outstanding shares of the Company's Common Stock. This information is based on information filed with or provided to and by the Company as of approximately February 1, 1998. This table includes, in the ownership and percentage calculations, shares subject to options which may be exercised within the next sixty days by all Directors and Executive Officers who are option holders in accordance with Rule 13d-3(d)(1) under the Exchange Act. However, each Director's percentage of ownership is based on such Director's pro forma ownership (including shares subject to being obtained by the exercise of options within the next 60 days) and the actual number of shares outstanding (941,646) at said date, plus that number of shares obtainable by the named person on the exercise of such options.

--------------------------------------------------------------------------------
                                           Amount and
                                            Nature of                  Percent
         Name and Address                   Beneficial                   of
        of Beneficial Owner                Ownership(1)                Class(1)
--------------------------------------------------------------------------------
   (1)  Harold G. Bone                       37,208(2)                  3.94%
        2145 Carthage Hwy.
        Lebanon, TN 37087

        Robert L. Callis, Esq.               29,655(3)                  3.14%
        2745 No. Mt Juliet Rd
        Mt. Juliet, TN 37122

        Morris D. Ferguson                   14,364                     1.52%
        1932 Arlington Drive
        Lebanon, TN 37087

--------------------------------------------------------------------------------
                                              Amount and
                                               Nature of               Percent
         Name and Address                      Beneficial                of
        of Beneficial Owner                   Ownership(1)             Class(1)
--------------------------------------------------------------------------------
        Arthur P. Gardner                         6,631(4)               *
        154 Spring Valley Road
        Nashville, TN 37214

        M. Dale McCulloch                        45,543(5)              4.83%
        818 Moreland Hills Drive
        Mt. Juliet, TN 37122

        David Major                              29,969                 3.13%
        1691 North Mt. Juliet Road
        Mt. Juliet, TN 37122

        Dan E. Midgett                           19,764(6)              2.09%
        4138 Andrew Jackson Parkway
        Hermitage, TN 37076

        Monty Mires                              19,554(7)              2.07%
        5361 Stewarts Ferry Pike
        Mt. Juliet, TN 37122

        James S. Short                           29,099                 3.05%
        1691 North Mt. Juliet Road
        Mt. Juliet, TN 37122

        Harold W. Sutton                         21,076(8)              2.23%
        489 Wilson Drive
        Mt. Juliet, TN 37122

   (2)  Directors and Executive                 308,052(9)             30.90%
        Officers as a Group (14 individuals)

---------------------------

*        Less than 1%.

                            Notes to Preceding Table

         (1) The percentages shown are based on 941,646 total shares outstanding as of February 1, 1998. The shares shown in each Director's column, and in the group total, include shares beneficially owned at February 1, 1998 by the named individual and those obtainable by the exercise of shares by such person within the next 60 days. The percentages include, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under that Rule, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power or investment power with respect to the security. Voting power includes the power to vote or to direct the voting of the power with respect to the security. Investment power includes the power to dispose or to direct the disposition of the security. Unless otherwise indicated, a shareholder possesses sole voting and investment power with respect to all of the shares shown opposite her or his name, including shares held in her or his individual retirement account. The following Directors and Executive Officers hold the specified number of options exercisable within 60 days: Mr. Bone (1,924), Mr. Callis (2,364), Dr. Ferguson (2,364), Mr. Gardner (2,100), Mr.
Major (14,916), Mr. McCulloch (1,402), Mr. Midgett (2,100), Mr. Mires (2,364),
Mr. Short (12,020), Mr. Sutton (2,364), Mr. Davenport (2,048), Mr. Henson (2,848), Mrs. Kimble (3,560), and Mr. Penuel (2,848). Shares held in self-directed Individual Retirement Accounts have been shown in each Director's total, which shares are shown as the individual possessing sole voting and dispositive authority.

         (2) This Director has voting and investment authority with respect to 15,439 of the shares indicated as custodian for his children.

         (3) This Director disclaims voting and investment authority as to 4,137 shares controlled by his spouse. This Director also shares voting and dispositive authority as to 400 of the shares that are part of a trust.

         (4) This Director shares voting and investment authority as to 1,638 shares held jointly with his spouse and disclaims voting and investment authority as to 708 shares controlled by his spouse.

         (5) This Director disclaims voting and investment authority as to 16,860 shares controlled by his spouse. Included in this Director's total are 1,832 shares which belong to such Director's minor children.

         (6) A plan of this Director's company (within the meaning of the Employee Retirement Income Security Act of 1974), owns 4,700 of the shares indicated. This Director disclaims voting and investment authority as to 1,400 shares controlled by his spouse.

         (7) This Director shares voting and investment authority as to 8,095 shares held jointly with his spouse.

         (8) This Director shares voting and investment authority as to 16,488 shares held jointly with his spouse and disclaims voting and investment authority as to 300 shares controlled by his spouse.

         (9) This total includes all options attributable to such Executive Officers and Directors as well as shares as to which such persons might disclaim voting or investment authority.

                                ----------------

                               EXECUTIVE OFFICERS

       The following are the executive officers of the Company and/or First Bank. Unless otherwise indicated, these officers have served in the indicated capacities during the last five years through the date hereof.

  Name                     Age      Office and Business Experience
-----------------          ---      -----------------------------------------
David Major                49       Chairman, Director, President and Chief
                                    Executive Officer, First Financial
                                    Corporation and First Bank.

James S. Short             47       Director, Executive Vice President, and
                                    Senior Loan Officer, First Financial
                                    Corporation and First Bank.

Sally P. Kimble            44       Treasurer, Chief Financial and Accounting
                                    Officer, First Financial Corporation; Senior
                                    Vice President of Operations, Cashier, Chief
                                    Financial and Accounting Officer, First
                                    Bank.

Allen M. Henson            56       Senior Vice President.

David B. Penuel            58       Senior Vice President.

D. Edwin Davenport         47       Senior Vice President, First Bank, 1994 -
                                    present; Vice President, Cavalry Banking,
                                    1980 - 1994.

        Officers are elected annually by, and serve at the pleasure of, the Board of Directors.

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

                                                                   Position
                                       Position and                and Office
                                       Office Held                 held with
   Name                      Age       with First Bank             the Company
   ----                      ---       ---------------             -----------
   Harold G. Bone(2)          56       Director                    Director

   Robert L. Callis(3)        52       Director & Secretary        Director & Secretary

   Morris D. Ferguson,        65       Director                    Director
   M.D.(4)

   Arthur P. Gardner(5)       61       Director                    Director

   M. Dale McCulloch(6)       47       Director                    Director

   David Major(7)             49       Chairman, President,        Chairman,
                                       CEO & Director              President, CEO
                                                                   & Director

   Dan E. Midgett(8)          54       Director                    Director

   Monty Mires(9)             52       Director                    Director

   James S. Short(10)         47       Director,                   Director
                                       Executive V.P., and         Executive V.P., and
                                       Senior Loan Officer         Senior Loan Officer

   Harold W. Sutton(11)       66       Director                    Director


                                      NOTES

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

         (3) Mr. Callis is an attorney and was the sole proprietor of a law practice from 1973 through 1995. From 1996 until July of 1997, Mr. Callis was a partner of Callis & Hershey. He is now a sole practitioner. Mr. Callis provides certain legal services to the Company and to First Bank as described under the discussion of "Certain Relationships and Related Transactions."

         (4) Dr. Ferguson is a retired physician.

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

         (10) Mr. Short serves as executive vice president, Senior Loan Officer and a Director of First Bank and the Company. Mr. Short is a founder of First Bank.

         (11) Mr. Sutton is owner and manager of Harold Sutton Realty, Inc. He is an investor in construction and other types of businesses.

                              --------------------

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

         The Board of Directors of the Company meets annually and on call. During the fiscal year ended December 31, 1997, the Board of Directors met four times (all of which were special meetings). No Director attended fewer than 75% of the total of (i) the meetings of the Board of Directors of the Company and
(ii) the meetings of the committees of the Board of Directors of the Company of which the Director is a member.

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

                             EXECUTIVE COMPENSATION

   Remuneration of Directors and Officers

               There were no changes in the Company's chief executive during the last fiscal year. The following table sets forth the compensation of the Company's Chief Executive Officer for 1997 and the other four most highly compensated executive officers as of December 31, 1997 (if their total annual salary and bonus equaled or exceeded $100,000). The figures below include all compensation paid for all services to the Company for that fiscal year.

                           SUMMARY COMPENSATION TABLE


                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation                                Long-Term Compensation
                            --------------------------------------------------------------------------------------------------------
                                                                                    Awards                         Payouts
                                                                       -----------------------------   -----------------------------
                                                                                         Securities
                                                   Other                Restricted       Underlying
Name and Principal                                 Annual              Stock Award(s)   Options/SARs     LTIP         All Other
Position            Year    Salary($)   Bonus($)   Compensation($)(1)      ($)             (#)(2)      Payouts($) Compensation($)(3)
------------------------------------------------------------------------------------------------------------------------------------
David Major,        1997    $141,880     $  -0-        $18,941             N/A              1,300        $  -0-       $7,042
President/CEO       1996     126,880      3,952         18,512             N/A                -0-           -0-        6,589
                    1995     122,000        -0-         11,185             N/A              4,864           -0-        6,350

                       Notes to Summary Compensation Table

         (1) This amount includes Director's fees, sales pay, and club dues.

         (2) The amounts in this column reflect the number of unexercised options granted to the named person(s) in the year(s) indicated.

         (3) This amount includes the Company's contribution to the Company's 401(k) plan on behalf of the named executive(s), as well as the value of the named executive officer(s)'s automobile usage and insurance premiums paid by the company.

STOCK OPTION GRANTS

         The Company granted 1,300 stock options to the Directors, which included each of the executive officer(s) named in the Summary Compensation Table. (As noted previously, all per share data have been adjusted to reflect the two-for-one stock split that occurred in 1996.) Of these, One hundred shares became exercisable on December 30, 1997, and two hundred per year are exercisable during any twelve month period commencing September 1, 1998, pursuant to certain terms and subject to certain specified limitations. All options granted in 1997 were granted at the then estimated fair market value of $22.50 per share at the date of grant. The Company has granted no stock appreciation rights to the executive officer(s) named in the Summary Compensation Table.

   1997 STOCK EXERCISES

        The table below provides information as to exercises of options under the Company's stock option plan by the named executive officer(s) reflected in the Summary Compensation Table and the year-end value of unexercised options held by such officer(s). (The Company grants no stock appreciation rights.)

---------------------- ---------------------- --------------------- ---------------------- ----------------------
                                               PERCENTAGE OF TOTAL
                        NUMBER OF SECURITIES      OPTIONS/SARS
                             UNDERLYING            GRANTED TO          EXERCISE OR BASE
                            OPTIONS/SARS       EMPLOYEES IN FISCAL           PRICE
       NAME                     (#)                   YEAR            (DOLLARS PER SHARE)      EXPIRATION DATE
---------------------- ---------------------- --------------------- ---------------------- ----------------------
David Major                 1,300(1)                      50%                $22.50            August 31, 2007
---------------------- ---------------------- --------------------- ---------------------- ----------------------


                             NOTE TO PRECEDING TABLE

         (1) This number represented 10% of the options granted to the Directors in 1997.


   1997 STOCK EXERCISES

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

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                  YEAR AND FISCAL YEAR END OPTION/SAR VALUES(1)

-------------------- --------------------- -------------------- ------------------------ ------------------------
                                                                 Securities Underlying     Value of Unexercised
                                                                     Unexercised              in-the-Money
                                                                    Options/SARs          Options/SARs At Fiscal
                                                                 At Fiscal Year End (#)       Year End ($)
                       Shares Acquired on    Value Realized on       Exercisable/             Exercisable/
Name and Title            Exercise (#)          Exercise ($)       Nonexerciseable(2)       Nonexerciseable(2)
-------------------- --------------------- -------------------- ------------------------ ------------------------
David Major                   -0-                 $ -0-                12,244/14,560         $173,290/$188,200
President/CEO
-------------------- --------------------- -------------------- ------------------------ ------------------------

                            NOTES TO PRECEDING TABLE

         (1) Unless otherwise expressly stated, all per share data in this Report on Form 10-KSB have been adjusted to reflect the two-for-one stock split approved by the Shareholders on April 18, 1996.

         (2) This amount represents the difference between the estimated market price on December 31, 1997 of $25.00 per share and the respective exercise price(s) of the options at the date(s) of grant. Such amounts may not necessarily be realized. Actual values that may be realized, if any, upon the exercise of such options will be based on the market price of the Common Stock at the time of any such exercise(s) and thus are dependent upon future performance of the Common Stock.

                                  -----------

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

         Beginning January 1, 1993, the Company put into effect a 401(k) profit-sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old, who have worked one year, and who have completed 1,000 hours of service. The provisions of the plan provide for both employee and employer contributions. For the year ended December 31, 1997, the employer matched fifty cents ($.50) per dollar of employee contributions up to a maximum of 6% of the employee's compensation. The Company's contribution for the year, including administrative fees, totaled $68,000 as compared with $55,000 for 1996 and $45,000 for 1995.

         All Shareholders, including Officers and Directors, are eligible to participate in the 1996 First Financial Corporation Dividend Reinvestment Plan in accordance with its terms.

         Please refer to the Consolidated Financial Statements for additional information concerning all of the various benefit plans of the Company and First Bank.

   DIRECTOR COMPENSATION

         Each Director receives $1,000 for each regularly scheduled meeting of the Board of Directors ($500 for specially called meetings). Each non-employee Director receives $100 for each specially called Committee Meeting that the Director attends. Directors were paid in 1997 a retainer of $ 5,000 each for the year 1998. Directors participate also in the Stock Option Plan. See "Benefits" elsewhere in this Report.

         Beginning in 1993, the Company provided it directors with the opportunity to participate in an unfunded, deferred compensation program (the "Program"). The Program provides also for death benefits. There were six participants in the Program at year end 1997 and 1996. Under the Program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain the sole property of the Company, which uses them together with additional corporate funds, to purchase either insurance policies on the lives of the participants or other investments. The insurance policies, which remain the sole property of the Company, are payable to the Company upon the death of the participant. The Company separately contracts with the participants to pay benefits based upon the deferred amount compounded at a floating interest rate of prime as reported in the Wall Street Journal plus two percent. The total received will vary for each individual due to age, amount of deferral, retirement, and whether or not the director has chosen to receive monthly benefits or a lump sum payment. At December 31, 1997, the deferred compensation liability totaled $110,000 (compared to $100,000 at December 31, 1996). The cash surrender value of life insurance was $211,000 at December 31, 1997 (compared to $163,000 at December 31, 1996). The face amount of the insurance policies in force at December 31, 1997 approximated $1,108,000. In 1997, Directors Morris Ferguson and Harold W. Sutton reached retirement age according to the deferred compensation plan. Each elected to receive lump sum payments of, respectively, $12,860.00 and $6,459.64. The Program is not qualified under Section 401 of the Internal Revenue Code.

   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Certain Directors and officers of the Company, businesses with which they are associated, and members of their immediate families are customers of First Bank and have had transactions with First Bank in the ordinary course of First Bank's business. All material transactions involving loans and commitments to such persons and businesses have been made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other borrowers. The indebtedness of management (including the Directors and their respective interests) and these related parties to First Bank was approximately $1,897,000 at December 31, 1997 and thus equal to an estimated 11.88% of the Company's total Shareholders' equity at December 31, 1997. This indebtedness comprised approximately 1.31% of the total currently outstanding First Bank loans (net of loan loss reserve) as of December 31, 1997. In the opinion of the Board of Directors, such transactions have not involved more than a normal risk of collectibility nor presented other unfavorable features, nor were any of these related-party loans restructured or charged off in such year.

         Certain officers receive commissions or incentives in respect of credit life sold through First Bank. The following officers received the following amounts from such sales during 1997: D. Edwin Davenport ($193.96); Charlcie Finley ($38.59); David Grandstaff ($284.31); Allen M. Henson ($300.47); David Major ($8.93); Willadeen Miller ($1,208.67); Betty Parks ($87.55); David B. Penuel ($2,781.75); James S. Short ($137.78); Phil Smartt ($1,249.09); Vondie
Smith ($296.06), Adeline Smotherman ($64.23); Charles Styles ($3,354.80); Barbara Wilkerson ($287.49); and Ron Wright ($871.17), for a total of $11,164.85.

         Director Robert L. Callis is an attorney who represents the Company and First Bank in certain legal matters. First Bank paid Mr. Callis approximately $30,759.50 for services rendered in fiscal 1997. The Bank also referred business to Mr. Callis (which was generally not paid by the Bank). In the opinion of management, Mr. Callis' charges have been consistent with market prices for such services and fair to First Bank and the Company. The Company and First Bank expect to continue to utilize Mr. Callis as their attorney in the future for mutually agreed projects.

         Director Midgett is a first cousin of David Grandstaff, who is a Vice President of First Bank. Director and Executive Vice President Short is a first cousin of First Bank Assistant Vice President Joy Leonard.

                                      *****

           PROPOSAL NUMBER 2--RATIFICATION OF APPOINTMENT OF AUDITORS

         The Board of Directors has appointed Maggart & Associates, P.C. to continue as independent auditors for the Company for the fiscal year that ends December 31, 1998, subject to ratification of such appointment by the Shareholders. Maggart & Associates, P.C. served as the Company's independent auditors for the 1997 fiscal year. A representative of Maggart & Associates, P.C. is expected to be present at the Annual Meeting to respond to Shareholders' questions and will have the opportunity to make a statement if she or he desires.

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

         REGISTRATION UNDER THE SECURITIES EXCHANGE ACT; COMPLIANCE WITH
                        SECTION 16(a) OF THE EXCHANGE ACT

         The Company has recently registered the shares of its common stock pursuant to Section 12 of the Exchange Act. Accordingly, the Company, will become subject to Section 16(a) of the Exchange Act commencing approximately in mid-1998.

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

         A COPY OF THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 (WITHOUT CERTAIN EXHIBITS), AS AND WHEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, WILL BE FURNISHED WITHOUT CHARGE TO SHAREHOLDERS OF RECORD ON THE RECORD DATE UPON WRITTEN REQUEST THEREFORE DIRECTED TO: CHIEF FINANCIAL OFFICER, FIRST FINANCIAL CORPORATION, 1691 NORTH MT. JULIET ROAD, MT. JULIET, TENNESSEE 37122. COPIES OF THE EXHIBITS CAN BE OBTAINED FROM: CHIEF FINANCIAL OFFICER, FIRST FINANCIAL CORPORATION, 1691 NORTH MT. JULIET ROAD, MT. JULIET, TENNESSEE 37122 FOR A REASONABLE COPYING CHARGE.

                              FINANCIAL INFORMATION

         The Company's Annual Report to Shareholders, including financial statements, for the fiscal year ended December 31, 1997, is being sent to Shareholders contemporaneously. In no event shall any person or entity be entitled to assume that the Annual Report to Shareholders has been or will be incorporated (by reference or otherwise) into this Proxy Statement. The Company does not incorporate the Annual Report of Shareholders into this Proxy Statement.

                              SHAREHOLDER PROPOSALS

         In order to be eligible for inclusion in the Company's proxy statement and form of proxy for the 1999 Annual Meeting of Shareholders, any Shareholder proposal to take action at such 1999 Annual Meeting must be received by the Company at its Main Office, at 1691 North Mt. Juliet Road, Mt. Juliet, Tennessee 37122, no later than January 31, 1999. Unless otherwise required by law, including the Exchange Act, the inclusion of any such Shareholder proposal(s) shall be subject to the requirements of the proxy and other rules adopted pursuant to the Exchange Act and will be included only in the discretion of the Board of Directors.

                                     PROXY
                THIS PROXY IS SOLICITED BY THE BOARD OF DIRECTORS

                           FIRST FINANCIAL CORPORATION
                           1691 NORTH MT. JULIET ROAD
                           MT. JULIET, TENNESSEE 37122

         The undersigned hereby appoint(s) David Major and Robert L. Callis, and each of them, as Proxies, each with full power to appoint his substitute, and hereby authorize(s) either of them to represent and to vote, as designated below, all of the shares of Common Stock of First Financial Corporation held of record by the undersigned at the close of business on April 2, 1998, at the Annual Meeting of Shareholders to be held on April 16, 1998, or any adjournment(s) or postponements thereof.

   1.    To elect as Directors the Nominees listed below:

    [ ]   FOR all nominees listed below         [ ]   WITHHOLD AUTHORITY to vote
          (except as marked to the contrary           for all Nominees listed
          below)                                      below

         (INSTRUCTIONS: To withhold authority for any individual Nominee, strike a line through the Nominee's name in the list below.)

    Harold G. Bone, Robert L. Callis, Morris D. Ferguson, Arthur P. Gardner,
          David Major, M. Dale McCulloch, Dan E. Midgett, Monty Mires,
                        James S. Short, Harold W. Sutton

   2. To ratify the appointment of the firm of Maggart and Associates, P.C., as the Company's independent auditors for the fiscal year ending December 31, 1998.

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

Date:                 , 1998
     -----------------              --------------------------------------------
                                    Signature

                                    --------------------------------------------
                                    Signature, if held jointly

                                                                         Year 9

                          FIRST FINANCIAL CORPORATION

                               ANNUAL REPORT 1997

                                                                FIRST FINANCIAL
                                                                    CORPORATION

LETTER TO SHAREHOLDERS
-------------------------------------------------------------------------------

Dear Shareholders,

First Financail Coproation experienced a very successful year in 1997, thanks to excellent economic conditions, supportive shareholders, loyal customers and a dedicated staff. Groundwork which was set in 1996 helped to pave the way for continued growth and income opportunities in 1997.

         The first quarter of the year we unveiled our updated and distinctive FIRST BANK logo which clearly defines our bank's image and reflects our commitment to the future. The second and third quarters of the year were spent expanding and upgrading current physical plant facilities in order to better serve our customers and more effeciently house our employees. On-going technological upgrades to our computer equipment made throughout the year continue to increase staffing efficiency and enhance customer service.

         The later part of 1997 we increased our customer service staff through the addition of experienced bankers at several of our locations. Staffing for our new Donelson location was determined and set into motion for an early 1998 opening.

         From the financial perspective, net earnings for the corporation were $2,604,000 in 1997 as compared to $2,350,000 in 1996 -- an increase of 11%.
Return on average equity during this time period was 19.48%. Basic earnings per share increased from $2.53 in 1996 to $2.78 in 1997. Continued deposit growth in 1997 allowed First Bank to move into second place in market share in Wilson County.

         We are excited about the expansion opportunities that are before us in 1998. Recently we leased the old post office building next to the Main Office in Mt. Juliet. this building is being renovated in order to accomodate expansion of our services. Growth in our mortgage department has necessitated expansion so we can take advantage of the market opportunities in that area. We will also be relocating our loan operations department to this building in order to open space in the Main Office for other types of retail activities.

         Our new donelson branch opened in a temporary location on february 2. The new permanent building will be under construction within a few weeks and should be completed in the fall. We are very pleased with the reception the bank has received n this community and are anticipating a strong deposit and loan base in this new market.

         As we reflect upon our success for this and previous years we are optimistic about the future for First Financail Corporation and its subsidiary, First Bank and Trust. Your continued support and involvement will assist in making these dreams become realities.

Sincerely,



David Major
President and CEO
First Financial Corporation

                                                                FIRST FINANCIAL
                                                                    CORPORATION

SELECTED FINANCIAL DATA
     (Unaudited)

-------------------------------------------------------------------------------

         The following schedule presents the results of operations, cash dividends declared, total assets, stockholders' equity and per share information for the Company for each of the five years ended December 31, 1997:


---------------------------------------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Information)    1997           1996            1995             1994           1993
---------------------------------------------------------------------------------------------------------------------------

Interest income.............................  $ 16,652       $ 14,629       $ 12,381          $  8,846      $   7,309
Interest expense............................     7,737          6,656          5,793             3,790          2,822
-----------------------------------------------------------------------------------------------------------------------
         Net interest income................     8,915          7,973          6,588             5,056          4,487

Provision for possible loan losses..........      (350)          (310)          (356)             (325)          (311)
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for possible loan losses.................     8,565          7,663          6,232             4,731          4,176
Non-interest income.........................     2,090          1,739          1,538             1,889          1,600
Non-interest expense........................    (6,690)        (5,855)        (5,149)           (4,588)        (4,060)
-----------------------------------------------------------------------------------------------------------------------
         Earnings before income taxes            3,965          3,547          2,621          $  2,032       $  1,716

Income taxes................................     1,361          1,197            880          $    702*      $    599
------------------------------------------------------------------------------------------------------------------------
         Net earning........................  $  2,604       $  2,350       $  1,741          $  1,330       $  1,117
------------------------------------------------------------------------------------------------------------------------

Cash dividends declared.....................  $    233       $    186       $    161          $    159       $    147
------------------------------------------------------------------------------------------------------------------------

Total assets end of year....................  $212,492       $183,973       $157,755          $125,589       $108,520
------------------------------------------------------------------------------------------------------------------------

Stockholders' equity end of year............  $ 15,962       $ 13,173       $ 11,047          $  8,885        $ 8,584
------------------------------------------------------------------------------------------------------------------------

Per share information:
   Basic earnings per common share**........  $   2.78       $   2.53       $   1.89          $   1.43        $  1.13
------------------------------------------------------------------------------------------------------------------------

   Diluted earnings per common share**......  $   2.71       $   2.50       $   1.88          $   1.43        $  1.13
------------------------------------------------------------------------------------------------------------------------

   Dividends per share**....................  $    .25       $   0.20       $  0.175          $  0.175        $  0.15
------------------------------------------------------------------------------------------------------------------------

   Book value per share end of year**.......  $  16.95       $  14.15       $  11.97          $   9.63        $  8.84
------------------------------------------------------------------------------------------------------------------------

   * Includes cumulative effect adjustment of $8,000 related to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

  ** On April 18, 1996, the stockholders approved a two-for-one stock split.
     All data with respect to earnings per share has been adjusted to reflect this transaction. In addition, the earnings per share calculations have been retroactively adjusted to present basic and diluted earnings per share in accordance with Statement of Financial Accounting Standards 128, "Earnings Per Share", which became effective in 1997.

                                                                FIRST FINANCIAL
                                                                    CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

-------------------------------------------------------------------------------
         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements.

-------------------------------------------------------------------------------

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

     The Company's investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need or desire to increase capital and similar economic factors. The Company has $8,944,000 of securities scheduled to mature or reprice in the next twelve months.

     A secondary source of liquidity is the Company's loan portfolio. At December 31, 1997 commercial loans of approximately $31 million and other loans (real estate construction, real estate mortgage and consumer) of approximately $88 million which either will become due or will be subject to rate adjustments within the next twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $29 million will become due during the next twelve months. The Company's deposit base has shown continued growth, increasing by approximately $26 million or 15.4% in 1997. During 1996 deposits increased by approximately $25 million or 17.2%.

     The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At December 31, 1997 and 1996, the Company had $942,000 and $993,000, respectively, of these advances.

     As of December 31, 1997 the Bank's asset sensitivity was 6.0% (the excess of earnings assets over interest sensitive liabilities divided by total assets at the one year threshold). Management estimates an increase or decrease in interest rates of 1% would have an immaterial impact on earnings.

     Management works diligently to maintain proper liquidity. Given present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, it is anticipated that liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that are anticipated to result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 19.5% at December 31, 1997 and 22.9% at December 31, 1996.

     The Company presently maintains an asset sensitive position over the 1998 year or a positive gap assuming negotiable order of withdrawal, money market demand and savings accounts are not rate sensitive. Asset sensitivity means that more of the Company's assets are capable of repricing over certain time frames than liabilities. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the 90 day gap is a picture of the possible repricing over a 90 day period.

                                                                FIRST FINANCIAL
                                                                    CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

-------------------------------------------------------------------------------

     The following table shows the rate sensitivity gaps for different time periods as of December 31, 1997:

                                                       --------   --------   ----------   -------------
        Interest rate sensitivity gaps:                  1-90      91-365     One Year
        December 31, 1997                                Days       Days     and Longer       Total
                                                       --------   --------   ----------   -------------
        Interest-earning assets...................     $ 62,550   $ 46,728   $   89,412   $     198,690
        Interest-bearing liabilities..............       33,155     58,999       77,484         169,638
        ------------------------------------------     --------   --------   ----------   -------------
        Interest-rate sensitivity gap.............     $ 29,395   $(12,271)  $   11,928   $      29,052
        ------------------------------------------     --------   --------   ----------   -------------
        Cumulative gap............................     $ 29,395   $ 17,124   $   29,052
        ------------------------------------------     --------   --------   ----------
        Interest-rate sensitivity gap
           as a % of total assets.................         14.8%      (6.2)%        6.0%
        ------------------------------------------     --------   --------   ----------
        Cumulative gap as a % of
           total assets...........................         14.8%       8.6%        14.6%
        ------------------------------------------     --------   --------   ----------

     For purposes of presentation management considers negotiable order of withdrawal accounts, money market demand accounts and savings accounts totaling $55,216,000 at December 31, 1997 not necessarily interest rate sensitive and has included them in the above table in the over one year period. The cumulative gap would be decreased by $55,216,000 for all periods through 365 days if the accounts with no contractual maturities had been included in the 1-90 days maturity category.

-------------------------------------------------------------------------------

CAPITAL RESOURCES

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 7.5% at December 31, 1997, 7.2% at December 31, 1996 and 7.0% at December 31, 1995. Total assets increased 15.5% from $183,973,000 to $212,492,000 during the year ended December 31, 1997. During 1996 total assets increased from $157,755,000 to $183,973,000 or 16.6%. Management has anticipated an annual growth rate of 10% to 15% for 1998 compared to the annual growth rates of 15.5% for 1997 and 16.6% for 1996. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

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

     The following schedule details the Company's risk-based capital at December 31, 1997 (excluding the effect of the adoption of SFAS No. 115):


(In Thousands)
-----------------------------------------------------------------------------------------------------    --------
Tier I capital:  Stockholders' equity................................................................    $15,713
Total risk-based capital:
    Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets)...................      1,704
-----------------------------------------------------------------------------------------------------    --------
         Total risk-based capital....................................................................    $17,417
-----------------------------------------------------------------------------------------------------    --------
Risk-weighted assets.................................................................................    $55,598
-----------------------------------------------------------------------------------------------------    --------
Risk-based capital ratios:  Tier I capital ratio.....................................................      10.10%
-----------------------------------------------------------------------------------------------------    --------
Total risk-based capital ratio.......................................................................      11.19%
-----------------------------------------------------------------------------------------------------    --------

     The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 1997, the Company and its subsidiary bank were in compliance with these requirements.

                                                                FIRST FINANCIAL
                                                                    CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

-------------------------------------------------------------------------------

     In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets - excluding the effect of the adoption of SFAS No. 115) of 4%. The Company's leverage ratio at December 31, 1997 was 7.45% as compared to 7.14% at December 31, 1996 and 6.86% at December 31, 1995.

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

     There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide liquidity in the shares. During the twelve months ended December 31, 1997 and December 31, 1996, the Company did not redeem any of its common voting stock. During the year ended December 31, 1995, the Company redeemed 468 shares of its voting common stock at $13.00 per share in an aggregate amount of $5,000. All shares of common stock have been retroactively adjusted for a two-for-one stock split approved on April 18, 1996. The Company will continue to be a source of liquidity for its stock, however, at least in the near term, it will not be an aggressive purchaser.

     In April, 1993, the stockholders approved a stock option plan whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At December 31, 1997, 79,400 shares of the options had been granted at $10.00 per share, 2,000 shares were granted at $12.00 per share, 4,000 shares were granted at $13.00 per share, 29,792 shares were granted at $15.00 per share, 528 shares were granted at $19.00 per share and 13,000 shares were granted in 1997 at $22.50 per share. The options are granted at the estimated market price of the stock at the date the option was granted. At December 31, 1997 there were 124,222 options granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At December 31, 1997 options to purchase 30,280 common shares were available for grant in future years.

     At present, the net book value of premises and equipment is 42.3% of the Company's capital. The subsidiary bank now has a significant presence in the Wilson County market with offices in Mt. Juliet, Tennessee, Hermitage, Tennessee and Lebanon, Tennessee. The bank also has a branch bank facility in Smyrna, Rutherford County, Tennessee which opened in the fourth quarter of 1996. The Company is also in the process of constructing a new branch bank facility in Donelson, Davidson County, Tennessee at an estimated cost of $850,000. Management believes that expansion into these different markets diversifies its risk and provides increased opportunity for generating growth and profits. At present the ratio of fixed assets to capital at the subsidiary bank level is 41.0%. Investment in fixed assets can have a detrimental impact on profits, particularly in the short term.

-------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     Net earnings were $2,604,000 in 1997 as compared to $2,350,000 in 1996 and $1,741,000 in 1995. Basic earnings per share increased from $1.89 in 1995 to $2.53 in 1996 to $2.78 in 1997. Diluted earnings per share increased from $1.88 in 1995 to $2.50 in 1996 to $2.71 in 1997.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, i.e., the excess of interest earned over interest paid.

     The Company's total interest income, excluding tax equivalent adjustments, increased by $2,023,000 or 13.8% in 1997, $2,248,000 or 18.2% in 1996, and
$3,535,000 or 40.0% in 1995. The increases were primarily attributable to higher volumes of earning assets in 1997, 1996, and 1995. The ratio of average earning assets to total average assets was 93.1% for the year ended December 31, 1997, 93.2% for 1996 and 93.1% for 1995.

                                                                FIRST FINANCIAL
                                                                    CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION

-------------------------------------------------------------------------------

     Interest expense increased by $1,081,000 in 1997 or 16.2%, increased $863,000 or 14.9% in 1996, and increased $2,003,000 or 52.8% in 1995. The increase in 1997 can be attributable largely to an increase in volume. The increase in 1996 can be attributed generally to an increase in volume which was partially offset by a decrease in weighted average interest rates and a decrease in overall borrowings. The increase in 1995 can be attributed generally to the increases in volume and an increase in weighted average interest rates as well as increases in the outstanding balance on the line of credit, advances from the Federal Home Loan Bank and long-term debt.

      The foregoing resulted in an increase in net interest income of $942,000 or 11.8% during 1997, $1,385,000 or 21.0% in 1996, and $1,532,000 or
30.3% in 1995.

     For the year ended December 31, 1997, the Company had interest income, on a tax-equivalent adjusted basis, as a percent of average earning assets, of 9.2%, compared with 9.3% for the year ended December 31, 1996 and 9.4% for 1995. Interest expense as a percentage of interest bearing liabilities did not change between 1996 and 1997. Interest expense as a percentage of average interest bearing liabilities decreased from to 5.1% in 1995 to 4.9% in 1996. Net interest spread, which is defined as the excess of the percentage of tax equivalent interest income to average earning assets over the percentage of interest expense to average interest bearing liabilities, remained level at 5.1% in 1995 and 1996 and decreased to 5.0% in 1997. The spread has remained relatively constant for the past three years.

     Since assets are more sensitive to movements in rates this should favor the income statement. Should loan demand not increase, and competition, intent on increasing market share, drive interest expenses up, the net interest margin will decline.

     The provision for loan losses was $350,000 in 1997 as compared to $310,000 in 1996 and $356,000 in 1995. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to repay. Management has in place a system for identifying and monitoring problem loans on a timely basis.



     The following schedule details selected information as to nonperforming loans of the Company's subsidiary at December 31, 1997 and 1996:

--------------------------------------------------------------------------------------------- ------------------------------
(Dollars in thousands)                                                                             1997           1996
Loans past due 90 days or more and still accruing:
   Commercial, financial and agricultural loans.............................................  $     139      $     139
   Real estate - construction...............................................................          -              -
   Real estate - mortgage loans.............................................................        109             74
   Consumer loans...........................................................................         67             14
--------------------------------------------------------------------------------------------- ------------------------------
                                                                                                    315            227
--------------------------------------------------------------------------------------------- ------------------------------
Non-accrual loans:

   Commercial, financial and agricultural loans.............................................        389              -
   Real estate - construction loans.........................................................          -              -
   Real estate - mortgage loans.............................................................         89             88
   Consumer loans...........................................................................          3              -
--------------------------------------------------------------------------------------------- ------------------------------
                                                                                                    481             88
--------------------------------------------------------------------------------------------- ------------------------------
Renegotiated loans:

   Commercial, financial and agricultural loans.............................................         49             92
   Real estate - construction loans.........................................................          -              -
   Real estate - mortgage loans.............................................................        108            231
   Consumer loans...........................................................................          -              -
--------------------------------------------------------------------------------------------- ------------------------------
                                                                                                    157            323
--------------------------------------------------------------------------------------------- ------------------------------
         Total nonperforming loans                                                            $     953      $     638
--------------------------------------------------------------------------------------------- ------------------------------

                                                                FIRST FINANCIAL
                                                                    CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION
-------------------------------------------------------------------------------
     Nonperforming loans have increased by $315,000 from December 31, 1996 to December 31, 1997 and represent .65% and .51% of total loans, respectively. The increase resulted from an increase in non-accrual loans of $393,000, an increase in loans ninety-days or more past due of $88,000, and a decrease in renegotiated loans of $166,000. The decrease in restructured loans from 1996 to 1997 resulted primarily from the paydown of loans between years. One of these loans amounting to $108,000 is included within real estate - mortgage and one loan amounting to $49,000 is included within commercial loans.

     At December 31, 1997 loans totaling $2,018,000 were included in the Company's internal classified loan list. Of these loans $671,000 are consumer, $1,175,000 are commercial loans and $172,000 are real estate loans. The collateral values securing these loans total approximately $3,248,000 based on management estimates ($1,241,000 related to consumer loans, $1,721,000 related to commercial loans and $286,000 related to real estate loans). At December 31, 1996, the Company's internally classified loans totaled $1,634,000 as compared to $1,419,000 at December 31, 1995. Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

     Non-interest income increased $351,000 or 20.2% in 1997, and increased $201,000 or 13.1% in 1996, and decreased $351,000 or 18.6% in 1995. Included in the year ended December 31, 1996 is a net security gain of $11,000. Exclusive of this transaction, non-interest income increased $362,000 or 20.9% in 1997 and increased $190,000 or 12.4% in 1996. There were no securities gains during the year ended December 31, 1995. The overall increase in non-interest income in 1997 includes a $165,000 increase in service charges on deposits, a $212,000 increase in gains on sales of loans, and a $15,000 decrease in other fees. The increase in 1996 resulted from increases in service charges, other fees, and gains on sales of loans. The overall decline for the year ended 1995 is generally a result of decreases in the gain on sale of loans and other fees offset to some degree by a continued increase in service charges on deposits. Gain on sale of loans increased from $556,000 in 1995 to $600,000 in 1996 and increased to $812,000 in 1997. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

     Non-interest expense increased $835,000 or 14.3% in 1997, $706,000 or 13.7% in 1996, and $561,000 or 12.2% in 1995. Included in the years ended December 31, 1997 and 1995 are net security losses of $47,000 and $62,000, respectively, related to sales of available-for-sale securities. Exclusive of these transactions, non-interest expense increased $788,000 or 13.5% and $768,000 or 15.1% in 1997 and 1996, respectively. The increases in 1997, 1996, and 1995 were primarily attributable to increases in salaries and employee benefits which is due to an increased number of employees, locations, and increases in annual compensation; increases in occupancy expenses and additions to furniture and equipment in 1996. Employee salaries and benefits increased $526,000 or 16.0% in 1997, $509,000 or 18.3% in 1996 and $283,000 or 11.3% in
1995. The FDIC insurance premiums and state banking fees decreased from $160,000 in 1995 to $34,000 in 1996 and increased to $59,000 in 1997. The decrease in 1995 FDIC premiums resulted from a reduction in the assessment rate from .23% to .04% of eligible deposits (the lowest rate under the newly enacted risk based assessment regulations) effective June 1, 1995 and effective January 1, 1996, the FDIC premiums were reduced to the annual minimum of $2,000. Premiums for 1997 increased to $21,000.

      The Company accounts for its securities under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of the Statement, securities are to be classified in three categories and accounted for as follows:

      - Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

      - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

      - Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity.

     The classification of the entire securities portfolio at December 31, 1997 and 1996 as available-for-sale was made to provide for more flexibility in asset/liability management and capital management.

                                                                FIRST FINANCIAL
                                                                    CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION
-------------------------------------------------------------------------------

     The net increase in capital at December 31, 1995 resulting from applying these accounting provisions totaled $197,000 which represents the unrealized appreciation in securities available-for-sale of $318,000 less applicable tax benefit of $121,000. At December 31, 1996, the net increase in capital totaled $29,000 which represents the unrealized appreciation in securities available-for-sale of $47,000 less applicable tax deductions of $18,000. The net increase in capital at December 31, 1997 totaled $249,000 which represents the unrealized appreciation in securities available-for-sale of $401,000 less applicable taxes of $152,000.

     In November, 1995 the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which permits the reassessment of the appropriateness of the classifications of all securities by December 31, 1995. Reclassifications from the held-to-maturity classification that result from this one-time reassessment will not call into question the intent of an entity to hold other debt securities to maturity in the future. The Company transferred securities with an amortized cost of $20,155,000 (market value - $20,307,000) to the available-for-sale classification in December, 1995 pursuant to these provisions.

     The Company plans to adopt Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". The new statement which becomes effective for years beginning after December 15, 1997, requires a new financial statement that includes unrealized gains and losses on certain assets and liabilities. The statement will provide additional information but will not impact existing statements.

     The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1990 rather than the year 2000. This could result in a major system failure or miscalculations. The Company's software vendors have been communicated with and are responsible for upgrading the primary software of the Bank. Communications have also been planned with customers of the Bank concerning the Year 2000 Issue. The Company presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

     Management is not aware of any known trends, events or uncertainties that will have or reasonably likely to have a material effect on the Company's liquidity, capital resources or operations of the Company. The Company is not aware of any current recommendations, which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

     Branch operations contributed 67.9% of the Bank's total deposits by year end as compared to 66.6% in 1996, as well as 45.3% of the loans as compared to 42.2% in 1996. The origination and sale of loans net of allocated expenses contributed $177,000 in pretax income in 1997 and $86,000 in 1996. Management will continue to investigate potential opportunities to offer new products as well as opportunities to increase market share through geographical expansion.

-------------------------------------------------------------------------------
IMPACT OF INFLATION

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

                          FIRST FINANCIAL CORPORATION
                             MT. JULIET, TENNESSEE

                       CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996

                  (WITH INDEPENDENT AUDITOR'S REPORT THEREON)

                           MAGGART & ASSOCIATES, P.C.
                          Certified Public Accountants
                               FIRST UNION TOWER
                                   SUITE 2150
                            150 FOURTH AVENUE, NORTH
                        NASHVILLE, TENNESSEE 37219-2417
                            Telephone (615) 252-6100
                            Facsimile (615) 252-6105

-------------------------------------------------------------------------------

                          Independent Auditor's Report

THE BOARD OF DIRECTORS
FIRST FINANCIAL CORPORATION:

   We have audited the accompanying consolidated balance sheets of First Financial Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Corporation and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                       /s/ Maggart & Associates, P.C.


Nashville, Tennessee
January 8, 1998

                                                                FIRST FINANCIAL
                                                                    CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996

------------------------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                                        1997               1996
----------------------------------------------------------------------------------------------    ------------       ------------
ASSETS

Loans, net of allowance for possible loan losses of $1,704,000 and $1,541,000, respectively...    $    145,065       $    122,771
Securities available-for-sale, at market (amortized cost of $39,613,000
   and $42,427,000, respectively).............................................................          40,015             42,473
Loans held for sale...........................................................................           2,606              1,723
Federal funds sold............................................................................           9,300              3,725
----------------------------------------------------------------------------------------------    ------------       ------------
                  Total earning assets........................................................         196,986            170,692
----------------------------------------------------------------------------------------------    ------------       ------------

Cash and due from banks.......................................................................           6,100              5,412
Premises and equipment, net...................................................................           6,752              5,457
Other real estate.............................................................................               2                  2
Accrued interest receivable...................................................................           1,873              1,638
Deferred income taxes.........................................................................             258                410
Other assets..................................................................................             521                362
----------------------------------------------------------------------------------------------    ------------       ------------
                  Total assets                                                                    $    212,492       $    183,973
----------------------------------------------------------------------------------------------    ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand deposits............................................................................    $     25,550       $     20,647
   Negotiable order of withdrawal accounts....................................................          23,954             16,305
   Money market account deposits..............................................................          23,118             21,381
   Savings accounts...........................................................................           9,833              9,928
   Certificates of deposit....................................................................         110,805             99,184
----------------------------------------------------------------------------------------------    ------------       ------------
                  Total deposits                                                                       193,260            167,445
----------------------------------------------------------------------------------------------    ------------       ------------
Income taxes payable..........................................................................               -                 90
Accrued interest payable......................................................................           1,096                882
Other liabilities.............................................................................             246                199
Short-term borrowings.........................................................................             600                800
Advances from Federal Home Loan Bank..........................................................             942                993
Long-term debt................................................................................             386                391
----------------------------------------------------------------------------------------------    ------------       ------------
                  Total liabilities                                                                    196,530            170,800
----------------------------------------------------------------------------------------------    ------------       ------------

Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares, no shares issued...............               -                  -
   Common stock, $2.50 par value, authorized 5,000,000 shares,
     issued 1,079,572 and 1,068,914 shares, respectively......................................           2,699              2,672
   Additional paid-in capital.................................................................           4,021              3,850
   Retained earnings..........................................................................          10,250              7,879
   Net unrealized gains on available-for-sale securities, net of applicable
     income taxes of $152,000 and $18,000, respectively.......................................             249                 29
   Less cost of 137,926 shares of treasury stock..............................................          (1,257)            (1,257)
----------------------------------------------------------------------------------------------    ------------       ------------
                 Total stockholders' equity...................................................          15,962             13,173
----------------------------------------------------------------------------------------------    ------------       ------------
COMMITMENTS AND CONTINGENCIES
----------------------------------------------------------------------------------------------
                 Total liabilities and stockholders' equity...................................    $    212,492       $    183,973
----------------------------------------------------------------------------------------------    ------------       ------------

See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


CONSOLIDATED STATEMENTS OF EARNINGS
THREE YEARS ENDED DECEMBER 31, 1997

--------------------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Amounts) ........................     1997        1996          1995
-----------------------------------------------------------------   ----------  ----------  ------------
Interest income:
  Interest and fees on loans ....................................   $ 13,732    $ 11,893    $  9,787
  Interest and dividends on securities:
     Taxable securities .........................................      1,848       2,036       1,938
     Exempt from Federal income taxes ...........................        550         436         360
  Interest on loans held for sale ...............................        142         119          75
  Interest on Federal funds sold ................................        380         137         209
  Interest on interest-bearing deposits in financial institutions         --           8          12
-----------------------------------------------------------------   ----------  ----------  ------------
       Total interest income ....................................     16,652      14,629      12,381
-----------------------------------------------------------------   ----------  ----------  ------------

Interest expense:
  Interest on negotiable order of withdrawal accounts ...........        536         401         341
  Interest on money market demand accounts ......................        883         795         558
  Interest on savings deposits ..................................        228         224         211
  Interest on individual retirement savings accounts ............         79          80          82
  Interest on certificates of deposit ...........................      5,857       4,965       4,376
  Interest on short-term borrowings .............................         57          76          89
  Interest on advances from Federal Home Loan Bank ..............         70          88         108
  Interest on long-term debt ....................................         27          27          28
-----------------------------------------------------------------   ----------  ----------  ------------
       Total interest expense ...................................      7,737       6,656       5,793
-----------------------------------------------------------------   ----------  ----------  ------------
Net interest income before provision for loan losses ............      8,915       7,973       6,588
Provision for possible loan losses ..............................       (350)       (310)       (356)
-----------------------------------------------------------------   ----------  ----------  ------------
Net interest income after provision for possible loan losses ....      8,565       7,663       6,232
Non-interest income .............................................      2,090       1,739       1,538
Non-interest expense ............................................     (6,690)     (5,855)     (5,149)
-----------------------------------------------------------------   ----------  ----------  ------------
       Earnings before income taxes .............................      3,965       3,547       2,621


Income taxes ....................................................      1,361       1,197         880
-----------------------------------------------------------------   ----------  ----------  ------------

       Net earnings .............................................   $  2,604    $  2,350    $  1,741
-----------------------------------------------------------------   ----------  ----------  ------------

Basic earnings per common share .................................   $   2.78    $   2.53    $   1.89
-----------------------------------------------------------------   ----------  ----------  ------------

Diluted earnings per common share ...............................   $   2.71    $   2.50    $   1.88
-----------------------------------------------------------------   ----------  ----------  ------------

See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   THREE YEARS ENDED DECEMBER 31, 1997

-----------------------------------------------------------------------------------------------------------------------
                                                                                      Net
                                                                                   Unrealized
                                                                                    Gains
                                                                                   (Losses)
                                                                                      On
                                                          Additional               Available-
                                               Common     Paid-In      Retained     For-Sale     Treasury
(In Thousands, Except Shares) ..............    Stock     Capital      Earnings    Securities     Stock          Total
--------------------------------------------   --------   ----------   --------    ----------    --------      ---------

Balance December 31, 1994 ..................   $  2,651   $  3,739     $  4,135    $   (388)     $ (1,252)     $   8,885

Net earnings for year ......................         --         --        1,741          --            --          1,741

Cash dividends declared ($.175 per share) ..         --         --         (161)         --            --           (161)

Issuance of 200 shares of common stock .....         --          2           --          --            --              2

Net change in unrealized appreciation during
   the year, net of taxes of $360,000 ......         --         --           --         585            --            585

Cost of 468 shares of treasury stock .......         --         --           --          --            (5)            (5)
--------------------------------------------   --------   --------     --------    --------      --------      ---------

Balance December 31, 1995 ..................      2,651      3,741        5,715         197        (1,257)        11,047

Net earnings for year ......................         --         --        2,350          --            --          2,350

Cash dividends declared ($.20 per share) ...         --         --         (186)         --            --           (186)

Issuance of 962 shares of common stock .....          3          8           --          --            --             11

Issuance of 7,224 shares of common stock
   pursuant to dividend reinvestment plan ..         18        101           --          --            --            119

Net change in unrealized appreciation during
   the year, net of taxes of $103,000 ......         --         --           --        (168)           --           (168)
--------------------------------------------   --------   --------     --------    --------      --------      ---------

Balance December 31, 1996 ..................      2,672      3,850        7,879          29        (1,257)        13,173

Net earnings for year ......................         --         --        2,604          --            --          2,604

Cash dividends declared ($.25 per share) ...         --         --         (233)         --            --           (233)

Issuance of 2,808 shares of common stock ...          7         26           --          --            --             33

Issuance of 7,850 shares of common stock
   pursuant to dividend reinvestment plan ..         20        145           --          --            --            165

Net change in unrealized appreciation during
   the year, net of taxes of $134,000 ......         --         --           --         220            --            220
                                               --------   --------     --------    --------      --------      ---------
BALANCE DECEMBER 31, 1997 ..................   $  2,699   $  4,021     $ 10,250    $    249      $ (1,257)     $  15,962
--------------------------------------------   --------   --------     --------    --------      --------      ---------

See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS
   THREE YEARS ENDED DECEMBER 31, 1997
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

-----------------------------------------------------------------------------------------------
(In Thousands)                                                   1997        1996        1995
------------------------------------------------------------   --------    --------    --------

Cash flows from operating activities:
  Interest received ........................................   $ 16,336    $ 14,463    $ 11,962
  Fees received ............................................      1,278       1,128         982
  Interest paid ............................................     (7,523)     (6,578)     (5,484)
  Cash paid to suppliers and employees .....................     (6,302)     (5,544)     (4,711)
  Proceeds from loan sales .................................     38,614      34,603      27,913
  Originations of loans held for sale ......................    (38,685)    (33,914)    (28,073)
  Income taxes paid ........................................     (1,483)     (1,330)       (950)
------------------------------------------------------------   --------    --------    --------
        Net cash provided by operating activities ..........      2,235       2,828       1,639
------------------------------------------------------------   --------    --------    --------

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities .....      7,236      10,711       3,685
  Proceeds from maturities of available-for-sale securities       4,276       4,321       1,746
  Purchase of available-for-sale securities ................     (8,666)    (14,112)    (12,483)
  Proceeds from maturities of held-to-maturity securities ..         --          --       1,903
  Purchase of held-to-maturity securities ..................         --          --      (3,344)
  Loans made to customers, net of repayments ...............    (22,644)    (23,276)    (21,719)
  Purchase of premise and equipment ........................     (1,698)     (1,300)       (532)
  Proceeds from maturities of (purchase of) interest-bearing
     deposits in financial institutions ....................         --         203          (3)
  Proceeds from sale of other real estate ..................         --         239          --
  Increase in other real estate ............................         --          (5)        (13)
  Purchase of other assets .................................         --         (34)         --
------------------------------------------------------------   --------    --------    --------
        Net cash used in investing activities ..............    (21,496)    (23,253)    (30,760)
------------------------------------------------------------   --------    --------    --------

Cash flows from financing activities:
  Net increase in non-interest-bearing, demand
     savings and NOW deposit accounts ......................     14,194       6,414      13,220
  Net increase in time deposits ............................     11,621      18,109      16,664
  Repayments of short-term borrowings, net .................       (200)       (196)        (90)
  Repayment of advances from Federal Home Loan Bank ........        (51)       (338)       (246)
  Repayment of long-term debt ..............................         (5)         (4)         (5)
  Issuance of common stock .................................        198         130           2
  Dividends paid ...........................................       (233)       (186)       (161)
  Purchase of treasury stock ...............................         --          --          (5)
------------------------------------------------------------   --------    --------    --------
        Net cash provided by financing activities ..........     25,524      23,929      29,379
------------------------------------------------------------   --------    --------    --------

Net increase in cash and cash equivalents ..................      6,263       3,504         258

Cash and cash equivalents at beginning of year .............      9,137       5,633       5,375
------------------------------------------------------------   --------    --------    --------

Cash and cash equivalents at end of year                       $ 15,400    $  9,137    $  5,633
------------------------------------------------------------   --------    --------    --------

See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
   THREE YEARS ENDED DECEMBER 31, 1997
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

---------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                   1997        1996        1995
----------------------------------------------------------------------------   --------    --------    --------
Reconciliation of net earnings to net cash
  provided by operating activities:
     Net earnings ..........................................................   $  2,604    $  2,350    $  1,741
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization ......................................        324         324         297
        Amortization of organization expense ...............................         --           9           9
        Loss (gain) on securities ..........................................         47         (11)         62
        Provision for possible loan losses .................................        350         310         356
        Provision for losses on other real estate ..........................         --          --           2
        Provision for deferred taxes .......................................         18        (123)       (126)
        Decrease (increase) in loans held for sale .........................       (883)         89        (716)
        Increase in accrued interest receivable ............................       (237)       (175)       (413)
        Increase in other assets ...........................................       (159)        (52)        (34)
        Increase (decrease) in taxes payable ...............................        (90)        (11)         56
        Increase in interest payable .......................................        214          78         309
        Increase in accrued expenses .......................................         47          40          96
----------------------------------------------------------------------------   --------    --------    --------
           Total adjustments ...............................................       (369)        478        (102)
----------------------------------------------------------------------------   --------    --------    --------

           Net cash provided by operating activities .......................   $  2,235    $  2,828    $  1,639
----------------------------------------------------------------------------   --------    --------    --------



SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

  Investment securities transferred to available-for-sale ..................   $     --    $     --    $ 20,155
----------------------------------------------------------------------------   --------    --------    --------

  Change in realized gain (loss) in value of securities
     available-for-sale, net of taxes of $134,000 in 1997,
     $103,000 in 1996 and $360,000 in 1995 .................................   $    220    $   (168)   $    585
----------------------------------------------------------------------------   --------    --------    --------

See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting and reporting policies of First Financial Corporation and Subsidiary are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. The following is a brief summary of the significant policies.

-------------------------------------------------------------------------------

         (a)      PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First Bank & Trust. All significant intercompany accounts and transactions have been eliminated in consolidation.

-------------------------------------------------------------------------------

         (b)      NATURE OF OPERATIONS

                  First Bank & Trust operates under state bank charter and provides full banking services. As a state bank, the subsidiary bank is subject to regulation of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by First Bank & Trust is Wilson County, Tennessee and surrounding counties in Middle Tennessee. Services are provided at the main office and five branch offices.

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

         (d)      LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

                  Loans are stated at the principal amount outstanding. Unearned discount, deferred loan fees net of loan acquisition costs, and the allowance for possible loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on most loans is accrued based on the principal amount outstanding.

                  The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including residential mortgage, consumer and credit card loans.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

                  A loan is impaired when it is probable that the Company will be unable to collect the scheduled payments of principal and interest due under the contractual terms of the loan agreement. Impaired loans are measured at the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by creating a valuation allowance with a corresponding charge to the provision for possible loan losses or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for possible loan losses.

                  The Company's consumer loans are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and, thus, are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

                  The Company considers all loans on nonaccrual status to be impaired. Loans are placed on nonaccrual status when doubt as to timely collection of principal or interest exists, or when principal or interest is past due 90 days or more unless such loans are well-secured and in the process of collection. Delays or shortfalls in loan payments are evaluated along with various other factors to determine if a loan is impaired. Generally, delinquencies under 90 days are considered insignificant unless certain other factors are present which indicate impairment is probable. The decision to place a loan on nonaccrual status is also based on an evaluation of the borrower's financial condition, collateral, liquidation value, and other factors that affect the borrower's ability to pay.

                  Generally, at the time a loan is placed on nonaccrual status, all interest accrued and uncollected on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for possible loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such cash received is applied as a reduction of principal. A nonaccrual loan may be restored to an accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt.

                  Loans not on nonaccrual status are classified as impaired in certain cases when there is inadequate protection by the current net worth and financial capacity of the borrower or of the collateral pledged, if any. In those cases, such loans have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and if such deficiencies are not corrected, there is a probability that the Company will sustain some loss. In such cases, interest income continues to accrue as long as the loan does not meet the Company's criteria for nonaccrual status.

                  Generally, the Company also classifies as impaired any loans the terms of which have been modified in a troubled debt restructuring. Interest is generally accrued on such loans that continue to meet the modified terms of their loan agreements.

                  The Company's charge-off policy for impaired loans is similar to its charge-off policy for all loans in that loans are charged off in the month when they are considered uncollectible.

-------------------------------------------------------------------------------

         (e)      ALLOWANCE FOR POSSIBLE LOAN LOSSES

                  The provision for possible loan losses represents a charge to earnings necessary, after loan charge-offs and recoveries, to maintain the allowance for possible loan losses at an appropriate level which is adequate to absorb estimated losses inherent in the loan portfolio. Such estimated losses arise primarily from the loan portfolio but may also be derived from other sources, including commitments to extend credit and standby letters of credit. The level of the allowance is determined on a quarterly basis using procedures which include: (1) categorizing commercial and commercial real estate loans into risk categories to estimate loss probabilities based primarily on the historical loss experience of those risk categories and current economic conditions; (2) analyzing significant commercial and commercial real estate credits and calculating specific reserves as necessary; (3) assessing various homogeneous consumer loan categories to estimate loss probabilities based primarily on historical loss experience; (4) reviewing unfunded commitments; and (5) considering various other factors, such as changes in credit concentrations, loan mix, and economic conditions which may not be specifically quantified in the loan analysis process.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

                  The allowance for possible loan losses consists of an allocated portion and an unallocated, or general portion. The allocated portion is maintained to cover estimated losses applicable to specific segments of the loan portfolio. The unallocated portion is maintained to absorb losses which probably exist as of the evaluation date but are not identified by the more objective processes used for the allocated portion of the allowance due to risk of errors or imprecision. While the total allowance consists of an allocated portion and an unallocated portion, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent loss in the entire portfolio.

                  The allowance for possible loan losses is increased by provisions for possible loan losses charged to expense and is reduced (increased) by loans charged off net of recoveries on loans previously charged off. The provision is based on management's determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision involves uncertainties and matters of judgment and therefore cannot be determined with precision.

-------------------------------------------------------------------------------

         (f)      DEBT AND EQUITY SECURITIES

                  The Company accounts for its debt and equity securities under the provisions of Statement of Financial Accounting Standards No. 115 (SFAS No. 115), "Accounting for Certain Investments in Debt and Equity Securities". Under the provisions of the Statement, securities are classified in three categories and accounted for as follows:

                  -  SECURITIES HELD-TO-MATURITY

                       Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Amortization of premiums and accretion of discounts are recognized by the interest method.

                  -  TRADING SECURITIES

                       Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

                  -  SECURITIES AVAILABLE-FOR-SALE

                       Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Premiums and discounts are recognized by the interest method.

         No securities have been classified as trading securities or securities held-to-maturity.

         In November, 1995, the Financial Accounting Standards Board issued "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" which permits the reassessment of the appropriateness of the classifications of all securities by December 31, 1995. Reclassifications from the held-to-maturity classification that result from this one-time reassessment will not call into question the intent of an entity to hold other debt securities to maturity in the future. The Company transferred securities with an amortized cost of $20,155,000 (market value - $20,307,000) to the available-for-sale classification in December, 1995 pursuant to the provisions of this pronouncement.

         Realized gains or losses from the sale of securities are recognized based upon the specific identification method.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

         (g)      LOANS HELD FOR SALE

                  Mortgage loans held for sale are reported at the lower of cost or market value, determined by outstanding commitments from investors at the balance sheet date. These loans are valued on an aggregate basis.

-------------------------------------------------------------------------------

         (h)      PREMISES AND EQUIPMENT

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

-------------------------------------------------------------------------------

         (i)      LONG-LIVED ASSETS

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

-------------------------------------------------------------------------------

         (j)      OTHER REAL ESTATE

                  Real estate acquired in settlement of loans is initially recorded at the lower of cost (loan value of real estate acquired in settlement of loans plus incidental expense) or estimated fair value, less estimated cost to sell. Based on periodic evaluations by management, the carrying values are reduced by a direct charge to earnings when they exceed net realizable value. Costs relating to the development and improvement of the property are capitalized, while holding costs of the property are charged to expense in the period incurred.

-------------------------------------------------------------------------------

         (k)      CASH AND CASH EQUIVALENTS

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

-------------------------------------------------------------------------------

         (l)      INCOME TAXES

                  Provisions for income taxes are based on taxes payable or refundable for the current year (after exclusion of non-taxable income such as interest on state and municipal securities) and deferred taxes on temporary differences between the amount of taxable and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax asset and liabilities are expected to be realized or settled as prescribed in SFAS No. 109, "Accounting for Income Taxes." As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

                  The Company and its subsidiary file a consolidated Federal income tax return. Its subsidiary provides for income taxes on a separate-return basis.

-------------------------------------------------------------------------------

         (m)      RECLASSIFICATIONS

                  Certain reclassifications have been made to the 1996 and 1995 figures to conform to the presentation for 1997.

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

(2)      LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

         Loans and allowance for possible loan losses at December 31, 1997 and 1996 are summarized as follows:

(In Thousands)                                                                        1997         1996
--------------------------------------------------------------------------------   ---------    ---------

Commercial, financial and agricultural .........................................   $  46,024    $  36,311
Real estate - construction .....................................................      12,656       11,724
Real estate - mortgage .........................................................      74,032       65,204
Consumer .......................................................................      15,158       12,190
--------------------------------------------------------------------------------   ---------    ---------

                                                                                     147,870      125,429
Less unearned interest .........................................................      (1,101)      (1,117)
Less allowance for possible loan losses ........................................      (1,704)      (1,541)
--------------------------------------------------------------------------------   ---------    ---------
                                                                                   $ 145,065    $ 122,771
--------------------------------------------------------------------------------   ---------    ---------



         The principal maturities on loans at December 31, 1997 are as follows:

                                                                 (In Thousands)
                             -------------------------------------------------------------------------------------
                                Commercial
                                Financial
                                   and           Real Estate     Real Estate -
Maturity                       Agricultural     Construction        Mortgage          Consumer           Total
-------------------------    ---------------   --------------   ---------------    ------------    ---------------
3 months or less.........      $ 15,001          $  8,524          $ 20,090           $ 4,489           $ 48,104
3 to 12 months...........        16,469             3,316            19,517             1,024             40,326
1 to 5 years.............        14,462               816            31,805             9,129             56,212
Over 5 Years.............            92                --             2,620               516              3,228
                               ---------         --------          --------           -------           --------
                               $ 46,024          $ 12,656          $ 74,032           $15,158           $147,870
                               --------          --------          --------           -------           --------



         At December 31, 1997, variable rate and fixed rate loans total $32,490,000 and $115,380,000, respectively. Variable and fixed rate loans at December 31, 1996 were $28,065,000 and $97,364,000, respectively.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

         In the normal course of business, the Company's subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Company and to their affiliates. At December 31, 1997 and 1996, the aggregate amount of these loans was $1,897,000 and $2,753,000, respectively. As of December 31, 1997, none of these loans were restructured, nor were any related party loans charged-off during the most recent three years.

         An analysis of the activity with respect to such loans to related parties is as follows:

(In Thousands)                                1997           1996
----------------------------------------    -------        --------

Balance, January 1 .....................    $ 2,753        $ 2,439
New Loans during the year ..............      1,451          1,487
Repayments during the year .............     (2,307)        (1,173)
----------------------------------------    -------        -------
Balance, December 31 ...................    $ 1,897        $ 2,753
----------------------------------------    -------       --------



         At December 31, 1997 and 1996, loans which had been placed on non-accrual status totaled $481,000 and $88,000, respectively. Had interest been accrued on these loans, net earnings would have been increased by approximately $35,000 in 1997 and $4,000 in 1996. No loans were on non-accrual status during 1995.

         Transactions in the allowance for possible loan losses for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:

(In Thousands)                                               1997         1996        1995
------------------------------------------------          ---------     --------    -------
Balance, beginning of year .....................          $ 1,541       $ 1,246     $   932
Provision charged to operating expense .........              350           310         356
Loans charged off ..............................             (209)          (98)        (79)
Recoveries on losses ...........................               22            83          37
                                                          ---------     --------    -------
Balance, end of year ...........................          $ 1,704       $ 1,541     $ 1,246
------------------------------------------------          ---------     --------    -------



         The Company's principal customers are basically in the Middle Tennessee area with a concentration in Wilson County, Tennessee. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower's financial condition.

         Impaired loans and related loan loss reserve amounts at December 31, 1997 and 1996 were as follows:

(In Thousands)                                                       1997               1996
-------------------------------------------------------       --------------     -------------------

Recorded investment....................................       $        715       $         586
Loan loss reserve......................................                143                 117
                                                              --------------     -------------------


         The average recorded investment in impaired loans for the years ended December 31, 1997 and 1996 was $650,000 and $576,000, respectively. The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $60,000 and $31,000 for 1997 and 1996, respectively. The amount of interest income recognized on the cash basis for the period such loans were impaired was $8,000 in 1997 and none in 1996.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

         In 1997, 1996 and 1995, the Company originated for sale in the secondary market loans of $38,685,000, $33,914,000, and $28,073,000, respectively. Under normal terms, the Company may be required, in the event of default, to repurchase loans sold for a period of ninety days. At December 31, 1997, the subsidiary Bank had repurchased no loans which had been originated by the subsidiary Bank and sold in the secondary market. The subsidiary Bank's allowance for loan losses is available to absorb losses related to the loan portfolio, including off-balance sheet credit exposures. Management expects no significant loss of income to result from these recourse provisions. The gain on sale of these loans totaled $812,000 in 1997, $600,000 in 1996, and $556,000 in 1995.

-------------------------------------------------------------------------------
(3)      DEBT AND EQUITY SECURITIES

         Debt and equity securities have been classified in the balance sheet according to management's intent. The amortized cost and the estimated market values of securities at December 31 was as follows:

                                                 Securities Available-For-Sale 1997
                                           --------------------------------------------------
                                                          Gross        Gross       Estimated
                                           Amortized    Unrealized   Unrealized      Market
(In Thousands)                                Cost        Gains        Losses        Value
-------------------------------------      ---------    ----------   ----------    ----------
U.S. Government obligations .........      $   6,748          $ 23        $  3      $ 6,768
Securities of U.S. government
  agencies and corporations .........          7,540            64          16        7,588
Obligations of state and political
  subdivisions ......................         12,874           263          20       13,117
Mortgage-backed securities ..........         10,258           149          36       10,371
Collateralized mortgage obligations .          1,611            --          22        1,589
Federal Home Loan Bank stock ........            582            --          --          582
-------------------------------------      ---------    ----------    --------     ----------
                                           $  39,613          $499        $ 97      $40,015
-------------------------------------      ---------    ----------    --------     ----------



         The effective yield at December 31, 1997 on the collateralized mortgage obligations was 5.5%.

                                                        Securities Available-For-Sale 1996
                                             -------------------------------------------------------
                                                               Gross         Gross        Estimated
                                               Amortized     Unrealized   Unrealized        Market
(In Thousands)                                    Cost         Gains         Losses         Value
----------------------------------------     ------------    ----------   ----------      ---------
U.S. Government obligations ............       $ 6,195         $ 24          $ 14          $ 6,205
Securities of U.S. government
  agencies and corporations ............         9,932           54            56            9,930
Obligations of state and political
  subdivisions .........................        10,562          135            77           10,620
Mortgage-backed securities .............        11,639          105            66           11,678
Collateralized mortgage obligations ....         3,601           --            59            3,542
Federal Home Loan Bank stock ...........           498           --            --              498
----------------------------------------     ------------    ----------   ----------      -----------
                                               $42,427         $318          $272          $42,473
----------------------------------------     ------------    ----------   ----------      -----------



         The effective yield at December 31, 1996 on the collateralized mortgage obligations was 5.6%.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

         The Company periodically applies the stress test to its securities portfolio. To satisfy the stress test a security's estimated market value should not decline more than certain percentages given certain assumed interest rate increases. The Company had no securities that failed to meet the stress test as of December 31, 1997.

         Included in the securities are $10,861,000 (market value of $11,381,000) and $9,062,000 (market value of $9,046,000) at December
         31, 1997 and 1996, respectively, in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

         The amortized cost and estimated market value of debt and equity securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                            (In Thousands)
                                                                                   --------------------------------
                                                                                                         Estimated
                                                                                     Amortized            Market
Securities Available-for-Sale                                                           Cost               Value
--------------------------------------------------------------------------------   -------------         ----------
Due in one year or less.........................................................     $     2,996         $    2,996
Due after one year through five years...........................................          12,491             12,526
Due after five years through ten years..........................................           5,087              5,144
Due after ten years.............................................................           8,199              8,396
                                                                                     -----------         ----------
                                                                                          28,773             29,062
Mortgage-backed securities......................................................          10,258             10,371
Federal Home Loan Bank stock....................................................             582                582
                                                                                     -----------         ----------
                                                                                     $    39,613         $   40,015
--------------------------------------------------------------------------------     -----------         ----------



         Included within the securities portfolio is stock of the Federal Home Loan Bank amounting to $582,000 and $498,000 at December 31, 1997 and 1996, respectively. The stock can be sold back only at par and only to the Federal Home Loan Bank or to another member institution.

         Proceeds and realized gains and losses on sales of debt and equity securities for the year ended December 31 are summarized as follows:


For the Year Ended December 31 (In Thousands)                        1997         1996          1995
----------------------------------------------------------------   -------      --------      -------
Gross proceeds from sales ......................................   $ 7,236      $ 10,711      $ 3,685
----------------------------------------------------------------   -------      --------      -------

Gross realized gains ...........................................   $    17      $     57        $  --
Gross realized losses ..........................................       (64)          (46)         (62)
----------------------------------------------------------------   -------      --------      -------
Net realized gains (losses) ....................................   $   (47)     $     11      $   (62)
----------------------------------------------------------------   -------      --------      -------





Investment securities carried in the balance sheet at $19,376,000 (amortized cost of $19,199,000) as of December 31, 1997 were pledged to secure public and trust deposits and for other purposes as required or permitted by law. At December 31, 1996, the carrying value of pledged securities was $16,030,000 with an amortized cost of $16,054,000.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------


(4)      PREMISES AND EQUIPMENT

         The detail of premises and equipment at December 31, 1997 and 1996 is as follows:

(In Thousands)                                                                      1997        1996
--------------------------------------------------------------------------------   -------    -------

Land ...........................................................................   $ 1,472    $   972
Land improvements ..............................................................       120        118
Buildings ......................................................................     4,171      3,714
Leasehold improvements .........................................................        73         73
Construction in progress .......................................................       111        432
Furniture and equipment ........................................................     2,864      1,804
Autos ..........................................................................        38         38
                                                                                   -------    -------
                                                                                     8,849      7,151
Less accumulated depreciation ..................................................    (2,097)    (1,694)
--------------------------------------------------------------------------------   -------    -------
                                                                                   $ 6,752    $ 5,457
--------------------------------------------------------------------------------   -------    -------

(5)      CERTIFICATES OF DEPOSIT

         Principal maturities of certificates of deposit and individual retirement accounts at December 31, 1997 are as follows:

                                                                               (In Thousands)
                                                           --------------------------------------------------
                                                           Single Deposits     Single Deposits
Maturity                                                   Under $100,000      Over $100,000          Total
---------------------------------------------------------- --------------      ---------------      ---------
3 months or less .........................................   $15,445            $ 16,021            $ 31,466
3 to 6 months ............................................    16,254               4,195              20,449
6 to 12 months ...........................................    29,359               8,591              37,950
1 to 5 years .............................................    15,351               5,589              20,940
----------------------------------------------------------   -------            --------            --------
                                                             $76,409            $ 34,396            $110,805
----------------------------------------------------------   -------            --------            --------

         The subsidiary bank is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 1997 and 1996 were approximately $1,015,000 and $874,000, respectively.

         At December 31, 1997 certificates of deposit and other deposits in denominations of $100,000 or more amounted to $49,600,000 as compared to $48,764,000 at December 31, 1996.

--------------------------------------------------------------------------------

(6)      SHORT-TERM BORROWINGS

         The Company has entered into a loan agreement with a commercial bank. The agreement extends a line of credit to the Company in an amount not to exceed $5,000,000. The line is available to purchase and retire stock of the Company as it becomes available or to meet other cash needs of the Company. The line matures on or before February 28, 1998, and at the maturity may be converted to a term note for a period not to exceed ten (10) years. The stock of the subsidiary Bank collateralizes the line. At December 31, 1997, the interest rate was 8.152%. The Company has the option, prior to the beginning of the following month, to select either the prime rate of the lender or a fixed three month rate of 2.25% over the London Interbank Offered Rate ("Libor"). The subsidiary bank must maintain a total capital to total tangible asset ratio equal to or greater than those of a "well capitalized" bank as defined by the regulatory authorities. The outstanding balance at December 31, 1997, and 1996 was $600,000 and $800,000, respectively.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

(7)      ADVANCES FROM FEDERAL HOME LOAN BANK

         The advances from the Federal Home Loan Bank at December 31, 1997 and 1996 consist of the following:

                                                (In Thousands)
                                          --------------------------
Interest Rate                              1997                1996
                                          ------              ------
7.05% ..............................       $616                $650
7.65% ..............................        326                 343
------------------------------------       ----                ----
                                           $942                $993
------------------------------------       ----                ----




         Advances from the Federal Home Loan Bank at December 31, 1997 are to mature as follows:



Year Ending December 31,                                                                    (In Thousands)
                                                                                               Amount
                                                                                            -------------

1998 .....................................................................................  $         54
1999 .....................................................................................           599
2000 .....................................................................................            20
2001 .....................................................................................            22
2002 .....................................................................................            24
Later years ..............................................................................           223
--------------------------------------------------------------------------------------------------------
                                                                                            $        942
--------------------------------------------------------------------------------------------------------

         These advances are collateralized by approximately $1,413,000 of the subsidiary bank's mortgage loan portfolio.

--------------------------------------------------------------------------------

(8)      LONG-TERM DEBT

         On October 26, 1994, the Company executed a 7.0% promissory note in the amount of $400,000. The promissory note is payable in monthly principal and interest installments of $2,661, with the remaining balance due October 26, 2004. This note is secured by a first mortgage Deed of Trust on land purchased for a branch site. The balance of the note at December 31, 1997, and 1996 was $386,000 and $391,000, respectively.

         Principal maturities at December 31, 1997, for the years 1998 through 2002 are $5,000, $5,000, $6,000, $6,000 and $7,000, respectively, with the remaining balance of $357,000 due in later years.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------




(9)      NON-INTEREST INCOME AND NON-INTEREST EXPENSE

         The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

(In Thousands)                                                  1997                1996             1995
----------------------------------------------------------  -----------        -------------     ------------
Non-interest income:
   Service charges on deposits...........................   $      1,001       $         836     $        776
   Other fees............................................            277                 292              206
   Gains on sales of loans...............................            812                 600              556
   Security gains........................................              -                  11               --
---------------------------------------------------------   ------------       -------------     ------------
                                                            $      2,090       $       1,739     $      1,538
---------------------------------------------------------   ------------       -------------     ------------

Non-interest expense:
   Employee salaries and benefits.........................  $      3,812       $       3,286     $      2,777
   Occupancy expenses.....................................           376                 384              300
   Furniture and equipment expenses.......................           523                 409              363
   FDIC insurance and State banking fees..................            59                  34              160
   Cost of operation of other real estate.................             1                   3               12
   Data processing fees...................................           223                 202              177
   Security losses........................................            47                  --               62
   Other operating expenses...............................         1,649               1,537            1,298
----------------------------------------------------------  ------------       -------------     ------------
                                                            $      6,690       $       5,855     $      5,149
----------------------------------------------------------  ------------       -------------     ------------




--------------------------------------------------------------------------------

(10)     INCOME TAXES

         The components of the net deferred tax asset are as follows:

December 31 (In Thousands)                                                        1997      1996
-------------------------------------------------------------------------------   ----     -----
Deferred tax asset:

   Federal ....................................................................   $ 491    $ 432
   State ......................................................................      92       81
-------------------------------------------------------------------------------   -----    -----
                                                                                    583      513
-------------------------------------------------------------------------------   -----    -----

Deferred tax liability:
   Federal ....................................................................    (274)     (87)
   State ......................................................................     (51)     (16)
-------------------------------------------------------------------------------   -----    -----
                                                                                   (325)    (103)
-------------------------------------------------------------------------------   -----    -----
              Net deferred tax asset ..........................................   $ 258    $ 410
-------------------------------------------------------------------------------   -----    -----

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------


The tax effects of each type of significant item that gave rise to deferred taxes at December 31 are:

(In Thousands)                                                                    1997      1996
-------------------------------------------------------------------------------   -----    -----
Financial statement allowance for loan losses in excess of tax allowance ......   $ 541    $ 476
Financial statement deduction for deferred compensation
  in excess of deduction for tax purposes .....................................      42       37
Dividend income not recognized for tax purposes ...............................     (38)      --
Excess of depreciation deducted for tax purposes
  over amounts deducted in the financial statements ...........................    (135)     (85)
Excess of market value over estimated book value
  related to securities available-for-sale ....................................    (152)     (18)
-------------------------------------------------------------------------------   -----    -----
                                                                                  $ 258    $ 410
-------------------------------------------------------------------------------   -----    -----

         The components of income tax expense (benefit) are summarized as follows:

(In Thousands)                                                 1997        1996       1995
-----------------------------------------------------------  -------     -------    -------
Current:

  Federal .................................................   $ 1,119    $ 1,102    $   828
  State ...................................................       224        218        178
-----------------------------------------------------------   -------    -------    -------
                                                                1,343      1,320      1,006
-----------------------------------------------------------   -------    -------    -------

Deferred:
  Federal .................................................        15       (104)      (106)
  State ...................................................         3        (19)       (20)
-----------------------------------------------------------   -------    -------    -------
                                                                   18       (123)      (126)
                                                              -------    -------    -------
                                                              $ 1,361    $ 1,197    $   880
-----------------------------------------------------------   -------    -------    -------



         A reconciliation of actual income taxes in the consolidated statements of earnings with the "expected" tax expense (computed by applying the statutory Federal income tax of 34% to earnings before income taxes) is as follows:

(In Thousands)                                                 1997        1996      1995
-----------------------------------------------------------   -------    -------    -----
Computed "expected" tax expense ...........................   $ 1,348    $ 1,206    $ 891
State income taxes, net of Federal
   income tax benefit .....................................       161        127      109
Tax exempt interest, net of interest
   expense exclusion ......................................      (169)      (140)    (114)
Other .....................................................        21          4       (6)
-----------------------------------------------------------   -------    -------    -----

                                                              $ 1,361    $ 1,197    $ 880
-----------------------------------------------------------   -------    -------    -----



         Total income tax expense includes a tax benefit of $18,000 in 1997, a tax expense of $4,000 in 1996 and tax benefits of $24,000 in 1995 related to security transactions.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------


(11)     COMMITMENTS AND CONTINGENT LIABILITIES

         The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, believes that the liabilities, if any, arising from such litigation and claims will not be material to the consolidated financial position.

         Additionally, the Company's subsidiary leases property for two of its branch locations. The first lease is adjusted annually based on the consumer price index. The lease expires December 31, 1999; however, it contains an option to renew the lease for four five-year consecutive increments. The second lease expires April 30, 1998. The lease payments are adjusted annually. Based upon the rates in effect at December 31, 1997, future minimum lease commitments are as follows:

(In Thousands)
-------------------------------------------------------------------------------------------------   ---
     1998 .......................................................................................   $32
     1999 .......................................................................................    29
-------------------------------------------------------------------------------------------------   ---
                                                                                                    $61
-------------------------------------------------------------------------------------------------   ---



         Rentals which are included in occupancy expense amount to $55,000, $68,000, and $57,000 in 1997, 1996 and 1995, respectively.

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

                                                                                     Contract or
                                                                                   Notional Amount
                                                                                  ------------------
(In Thousands)                                                                     1997       1996
-------------------------------------------------------------------------------   -------   -------
Financial instruments whose contract amount represent credit risk:
     Commercial loan commitments ..............................................   $13,552   $12,105
     Unfunded lines-of-credit .................................................    13,547     9,613
     Letters of credit ........................................................     4,562     2,974
-------------------------------------------------------------------------------   -------   -------
     Total ....................................................................   $31,661   $24,692
-------------------------------------------------------------------------------   -------   -------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

(14)     PROFIT-SHARING PLAN

         The Company has in effect a 401(K) profit sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old and who have completed 1,000 hours of service. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 1997, 1996, and 1995 the employer matched .50 cents per dollar of employee contributions up to a maximum of 6% of the employee compensation. The Company's contribution for the year, including administrative fees, totaled $68,000 for 1997, $55,000 for 1996, and $45,000 for 1995.

-------------------------------------------------------------------------------

(15)     REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

         The Company and its wholly-owned bank subsidiary are subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation, the Federal Reserve and the Tennessee Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary-actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company's capital classification is also subject to qualitative judgments about components, risk weightings and other factors. Those qualitative judgments could also affect the Bank's capital status and the amount of dividends the subsidiary may distribute. At December 31, 1997, management believes that the Company and its subsidiary meet all such capital requirements to which they are subject.

         The Company and its subsidiary bank are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1997, the Company and its bank subsidiaries are required to have minimum Tier I and total risk-based capital (total capital) ratios of 4% and 8%, respectively. The Company's actual ratios at that date were 10.1% and 11.2%, respectively. The subsidiary bank's Tier I ratio was 10.6% and the total capital ratio was 11.7% at December 31, 1997. The leverage ratios at December 31, 1997 were 7.4% for the Company and 7.7% for the subsidiary bank and the minimum requirements were 4.0%.

-------------------------------------------------------------------------------

(16)     DIVIDEND REINVESTMENT PLAN

--------------------------------------------------------------------------------

         Under the terms of the Company's dividend reinvestment plan holders of common stock may elect to automatically reinvest cash dividends in additional shares of common stock. The Company may elect to sell original issue shares or to purchase shares in the open market for the account of participants. Original issue shares of 7,850 in 1997 and 7,224 in 1996 were sold to participants under the terms of the plan.

-------------------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------



(17)     EARNINGS PER SHARE (EPS)

         In 1997, Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share" established uniform standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options. In addition, on April 18, 1996, the stockholders approved a two-for-one stock split effective for stockholders of record on May 1, 1996. The weighted average number of shares used in the computation of earnings per share have been retroactively adjusted to reflect the provisions of SFAS 128 and the stock split. Dividends per share have also been retroactively adjusted to reflect the stock split.

         The following is a summary of the components comprising basic and diluted earnings per share (EPS):

(In Thousands, except share amounts)                      1997        1996       1995
-----------------------------------------------------    -------    --------   --------
Basic EPS Computation:

   Numerator - Income available to common stockholders   $  2,604   $  2,350   $  1,741
                                                         --------   --------   --------
   Denominator - Weighted average number of common
     shares outstanding ..............................    935,904    927,064    922,769
                                                         --------   --------   --------
   Basic earnings per common share ...................   $   2.78   $   2.53   $   1.89
                                                         ========   ========   ========

Diluted EPS Computation:

   Numerator .........................................   $  2,604   $  2,350   $  1,741
                                                         --------   --------   --------

   Denominator:
     Weighted average number of common shares
       outstanding ...................................    935,904    927,064    922,769
     Dilutive effect of stock options ................     23,539     13,844      5,214
                                                         --------   --------   --------
                                                          959,443    940,908    927,983
                                                         --------   --------   --------
   Diluted net earnings per common shares ............   $   2.71   $   2.50   $   1.88
                                                         ========   ========   ========




--------------------------------------------------------------------------------

(18)     STOCK OPTION PLAN

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

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

         In 1995, SFAS 123, "Accounting for Stock Based Compensation" (SFAS 123) changed the method for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below:

(In Thousands)                          1997        1996        1995
------------------------------------ ---------   ---------   ---------
Net earnings
  As Reported ....................   $   2,604   $   2,350   $   1,741
  Proforma .......................   $   2,582   $   2,337   $   1,728
Basic earnings per common share
  As Reported ....................   $    2.78   $    2.53   $    1.89
  Proforma .......................   $    2.76   $    2.52   $    1.87
Diluted earnings per common shares
  As Reported ....................   $    2.71   $    2.50   $    1.88
  Proforma .......................   $    2.69   $    2.48   $    1.86
                                     ---------   ---------   ---------

         Accordingly, due to the initial phase-in period, the effects of applying this statement for proforma disclosures are not likely to be representative of the effects on reported net income for future years.

         A summary of the stock option activity for 1997, 1996 and 1995 is as follows:

                                               1997                        1996                        1995
                                       ----------------------      ----------------------      --------------------
                                                    Weighted                    Weighted                   Weighted
                                                    Average                     Average                    Average
                                                    Exercise                    Exercise                   Exercise
                                        Shares       Price          Shares       Price          Shares      Price
                                       --------     --------       --------     --------       --------    -------
Outstanding at beginning of year        114,030     $11.48          114,464     $11.44           80,872     $10.05
Granted ........................         13,000      22.50              528      19.00           33,792      14.76
Exercised ......................         (2,808)     11.53             (962)     10.88             (200)     12.00
Forfeited ......................             --         --               --         --               --         --

                                       --------     ------         --------     ------         --------     ------
Outstanding at end of year .....        124,222     $12.63          114,030     $11.48          114,464     $11.44
--------------------------------       --------     ------         --------     ------         --------     ------
Options exercisable at year end          49,524                      38,993                      27,616
--------------------------------       --------                    --------                    --------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------




         The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                 Options Outstanding                       Options Exercisable
                     -------------------------------------------      ----------------------------
                                                      Weighted
                                        Weighted       Average                           Weighted
      Range of         Number            Average      Remaining         Number           Average
      Exercise       Outstanding        Exercise     Contractual      Exercisable        Exercise
       Prices        at 12/31/97          Price         Life          at 12/31/97         Price
--------------------------------------------------------------------------------------------------
     $10 to $13       81,624        $     10.18       5.1 years         37,924       $     10.11
   $15 to $22.50      42,520        $     17.32       5.3 years         11,600       $     15.64
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

(19)     DEFERRED COMPENSATION PLAN

         The Company provides its directors with the opportunity to participate in an unfunded, deferred compensation program, which also provides for death and retirement benefits. There were four participants in the program at December 31, 1997 compared to six at December 31, 1996. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain the sole property of the Company, which uses them together with additional corporate funds, to purchase either insurance policies on the lives of the participants or other investments. The insurance policies, which remain the sole property of the Company, are payable to the Company upon the death of the participant. The Company separately contracts with the participants to pay benefits based upon the deferred amount compounded at a floating interest rate of prime as reported in the Wall Street plus two percent. At December 31, 1997, the deferred compensation liability totaled $110,000 as compared to $100,000 at December 31, 1996. The Cash surrender value of life insurance was $211,000 and $163,000 at December 31, 1997 and 1996, respectively. The face amount of the insurance policies in force at December 31, 1997 approximated $1,108,000. The program is not qualified under Section 401 of the Internal Revenue Service.
--------------------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------


(20)     FIRST FINANCIAL CORPORATION - PARENT COMPANY FINANCIAL INFORMATION

               FIRST FINANCIAL CORPORATION (Parent Company Only)
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


(In Thousands)                                                                       1997         1996
--------------------------------------------------------------------------------   --------     --------
ASSETS
Cash ...........................................................................   $     44*    $     42*
Investment in commercial bank subsidiary .......................................     16,482*      13,893*
Due from commercial bank subsidiary ............................................          6*           9*
Other assets ...................................................................         34           34
--------------------------------------------------------------------------------   --------     --------
     Total assets ..............................................................   $ 16,566     $ 13,978
--------------------------------------------------------------------------------   --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Short-term borrowings ..........................................................   $    600     $    800
Accrued interest payable .......................................................          4            5
--------------------------------------------------------------------------------   --------     --------
                                                                                        604          805
--------------------------------------------------------------------------------   --------     --------
Stockholders equity:
  Preferred stock, no par value, authorized
     5,000,000 shares, no shares issued ........................................         --           --
  Common stock, $2.50 par value, authorized 5,000,000 shares,
     issued 1,079,572 and 1,068,914 shares, respectively .......................      2,699        2,672
  Additional paid-in capital ...................................................      4,021        3,850
  Retained earnings ............................................................     10,250        7,879
  Net unrealized gain on available-for-sale securities,
     net of applicable income taxes of $152,000 and $18,000, respectively ......        249           29
  Less cost of 137,926 shares of treasury stock ................................     (1,257)      (1,257)
--------------------------------------------------------------------------------   --------     --------
       Total stockholders' equity ..............................................     15,962       13,173
--------------------------------------------------------------------------------   --------     --------
       Total liabilities and stockholders' equity ..............................   $ 16,566     $ 13,978
--------------------------------------------------------------------------------   --------     --------




                FIRST FINANCIAL CORPORATION (Parent Company Only)
                             STATEMENTS OF EARNINGS
                   For the Three Years Ended December 31, 1997

 (In Thousands)                                                   1997      1996      1995
------------------------------------------------------------     ------    ------    ------
Income:
  Dividends from commercial bank subsidiary ..................   $  300*   $  285*   $  360*
--------------------------------------------------------------   ------    ------    ------
Expenses:
  Interest expense ...........................................       57        69        87
  Amortization of organizational costs .......................       --         9         9
  Other expenses .............................................       49        39        26
--------------------------------------------------------------   ------    ------    ------
                                                                    106       117       122
--------------------------------------------------------------   ------    ------    ------
     Earnings before Federal income tax benefits and equity in
       undistributed earnings of commercial bank subsidiary ..      194       168       238
Federal income tax benefits ..................................       40        44        46
Equity in undistributed earnings of commercial bank subsidiary    2,370*    2,138*    1,457*
--------------------------------------------------------------   ------    ------    ------
     Net earnings ............................................   $2,604    $2,350    $1,741
--------------------------------------------------------------   ------    ------    ------
*Eliminated in consolidation
-------------------------------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------




(20)     FIRST FINANCIAL CORPORATION - PARENT COMPANY FINANCIAL INFORMATION

                FIRST FINANCIAL CORPORATION (Parent Company Only)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Years Ended December 31, 1997

                                                                                       Net
                                                                                    Unrealized
                                                                                   Gains (Losses)
                                                         Additional                On Available-
                                               Common      Paid-In      Retained     For-Sale          Treasury
(In Thousands, Except Shares)                   Stock      Capital      Earnings    Securities           Stock         Total
---------------------------------------       ---------  ----------     --------   --------------      ---------      --------
Balance, December 31, 1994 .................    $2,651       $3,739     $  4,135       $(388)           $(1,252)      $  8,885
Net earnings for year ......................        --           --        1,741          --                 --          1,741
Cash dividends declared
   ($.175 per share) .......................        --           --         (161)         --                 --           (161)
Issuance of 200 shares of common stock .....        --            2           --          --                 --              2
Net change in unrealized appreciation during
   the year, net of taxes of $360,000 ......        --           --           --         585                 --            585
Cost of 468 shares of treasury stock .......        --           --           --          --                 (5)            (5)
--------------------------------------------    ------       ------     --------       -----            -------       --------
Balance December 31, 1995 ..................     2,651        3,741        5,715         197             (1,257)        11,047
Net earnings for year ......................        --           --        2,350          --                 --          2,350
Cash dividends declared
   ($.20 per share) ........................        --           --         (186)         --                 --           (186)
Issuance of 962 shares of common stock .....         3            8           --          --                 --             11
Issuance of 7,224 shares of common stock
   pursuant to dividend reinvestment plan ..        18          101           --          --                 --            119
Net change in unrealized appreciation during
   the year, net of taxes of $103,000 ......        --           --           --        (168)                --           (168)
--------------------------------------------    ------       ------     --------       -----            -------       --------
Balance December 31, 1996 ..................     2,672        3,850        7,879          29             (1,257)        13,173
Net earnings for year ......................        --           --        2,604          --                 --          2,604
Cash dividends declared
   ($.25 per share) ........................        --           --         (233)         --                 --           (233)
Issuance of 2,808 shares of common stock ...         7           26           --          --                 --             33
Issuance of 7,850 shares of common stock
   pursuant to dividend reinvestment plan ..        20          145           --          --                 --            165
Net change in unrealized appreciation during
   the year, net of taxes of $134,000 ......        --           --           --         220                 --            220
--------------------------------------------    ------       ------     --------       -----            -------       --------

BALANCE DECEMBER 31, 1997 ..................    $2,699       $4,021     $ 10,250       $ 249            $(1,257)      $ 15,962
--------------------------------------------    ------       ------     --------       -----            -------       --------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------


(20)     FIRST FINANCIAL CORPORATION  - PARENT COMPANY FINANCIAL INFORMATION

                FIRST FINANCIAL CORPORATION (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
                   For the Three Years Ended December 31, 1997
                Increase (Decrease) in Cash and Cash Equivalents

(In Thousands)                                                  1997        1996       1995
------------------------------------------------------------   -------     -------   --------
Cash flows from operating activities:
  Cash paid to suppliers ...................................   $   (49)   $   (39)   $   (26)
  Interest paid ............................................       (57)       (72)       (87)
  Income taxes received ....................................        43         71         77
------------------------------------------------------------   -------    -------    -------
         Net cash used in operating activities .............       (63)       (40)       (36)
------------------------------------------------------------   -------    -------    -------
Cash flows from investing activities:
  Dividend received from commercial bank subsidiary ........       300        285        360
  Purchase of other assets .................................        --        (34)        --
------------------------------------------------------------   -------    -------    -------
         Net cash provided by investing activities .........       300        251        360
------------------------------------------------------------   -------    -------    -------
Cash flows from financing activities:
  Repayments of short-term borrowings ......................      (200)      (196)       (90)
  Dividends paid ...........................................      (233)      (186)      (161)
  Payments made to acquire treasury stock ..................        --         --         (5)
  Issuance of common stock .................................       198        130          2
------------------------------------------------------------   -------    -------    -------
         Net cash used in financing activities .............      (235)      (252)      (254)
------------------------------------------------------------   -------    -------    -------
Net increase (decrease) in cash and cash equivalents .......         2        (41)        70
Cash and cash equivalents at beginning of year .............        42         83         13
------------------------------------------------------------   -------    -------    -------
Cash and cash equivalents at end of year ...................   $    44    $    42    $    83
------------------------------------------------------------   -------    -------    -------
Reconciliation of net earnings to net cash used in operating activities:
     Net earnings ..........................................   $ 2,604    $ 2,350    $ 1,741
     Adjustments to reconcile net earnings to net cash
       used in operating activities:
        Equity in earnings of commercial bank subsidiary ...    (2,670)    (2,423)    (1,817)
        Amortization of organization costs .................        --          9          9
        Decrease in due from bank subsidiary ...............         4         27         31
        Decrease in accrued interest .......................        (1)        (3)        --
------------------------------------------------------------   -------    -------    -------
         Total adjustments .................................    (2,667)    (2,390)    (1,777)
------------------------------------------------------------   -------    -------    -------
         Net cash used in operating activities .............   $   (63)   $   (40)   $   (36)
------------------------------------------------------------   -------    -------    -------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------




(21)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company's financial instruments.

             CASH AND SHORT-TERM INVESTMENTS

                  For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

             SECURITIES

                  The carrying amounts for short-term securities approximate fair value because they mature in 90 days or less and do not present unanticipated credit concerns. The fair value of longer-term securities and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of e similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

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

                  The estimated maturity for mortgages is modified from the contractual terms to give consideration to management's experience with prepayments. Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the, fair value presented below would be indicative of the value negotiated in an actual sale.

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

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------



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

                  Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 1997, are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

                  The carrying value and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:

                                       ------------------------------ ------------------------------
                                                    1997                           1996
                                       ------------------------------ ------------------------------
                                          Carrying          Fair         Carrying          Fair
(In Thousands)                             Amount          Value          Amount          Value
                                       --------------  -------------- --------------  --------------
Financial assets:
  Cash and short-term investments      $     15,400    $     15,400   $      9,137    $       9,137
  Securities                                 40,015          40,015         42,473           42,473

  Loans                                     146,769                        124,312
  Less: allowance for loan losses            (1,704)                        (1,541)
                                       ------------                   ------------
  Loans, net of allowance                   145,065         144,520        122,771          122,729
                                       ------------                   ------------

  Loans held for sale                         2,606           2,606          1,723            1,723

Financial liabilities:
  Deposits                                  193,260         194,282        167,445          168,029
  Short-term borrowings                         600             600            800              800
  Advances from Federal Home Loan Bank          942             997            993              995
  Long-term debt                                386             364            391              381

Unrecognized financial instruments:
  Commitments to extend credit                   --              --             --               --
  Standby letters of credit                      --              --             --               --

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------




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

                  Fair value estimates are based on estimating on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, a subsidiary Bank has a mortgage department that contributes net fee income annually. The mortgage department is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities that are not considered financial assets or liabilities include deferred tax assets and liabilities and property, plant and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

Directors
--------------------------------------------------------------------------------
GORDON BONE           ART GARDNER         DAN MIDGETT       HAROLD SUTTON
BOB CALLIS            DAVID MAJOR         MONTY MIRES
DR. MORRIS FERGUSON   DALE MCCULLOCH      SAM SHORT

Officers
--------------------------------------------------------------------------------
AMANDA BAIRD          ALLEN HENSON        GINGER POWELL     PATRICK  STANTON
Information Systems   Senior Vice         Vice President/   Vice President
officer               President/Loans     Mortgage Loans

LYNN BILBREY          JORENE JEZWINSKI    JOYCE RICHARDSON  CHARLES STYLES
Vice President/       Assistant Vice      Vice President/   Vice President
Internal Audit &      President/          Branch Manager
Control               Operations

MAJORIE BRITTAIN      SALLY KIMBLE        PAMELA SANDS      JEANETTA WATSON
Vice President/       Senior Vice         Vice President/   Vice President
Branch Manager        President/          Mortgage Loans
                      Operations          Manager


ALLISON CARTER        JOY LEONARD         LINDA SHIRA       BARBARA WILKERSON
Assistant Vice        Assistant Vice      Loan Review       Assistant Branch
President/Loan        President           Officer           Manager
Administration
Officer

ED DAVENPORT          DAVID MAJOR         SAM SHORT         SUSAN WILSON
Senior Vice           President/CEO       Executive         Assistant Vice
President/                                Vice President    President/
Branch Manager                                              Compliance Officer

STEVEN FORD           CHET MELVIN         PHIL SMARTT       CHARLES WOMBLE
Banking Officer       Mortgage Loan       Vice President/   Senior Vice
                      Officer             Branch Manager    President

JEANETTE GLEAVES      WILLIE MILLER       VONDIE SMITH      RON WRIGHT
Teller Services       Vice President      Vice President/   Vice President/
Officer                                   Branch Manager    Branch Manager

DAVID GRANDSTAFF      BETTYE PARKS        ADELINE SMOTHERMAN
Vice President/       Vice President      Assistant Vice
Branch Manager                            President

GREGORY HAMILTON      DAVID PENUEL        KITTY STAFFORD
Vice President        Senior Vice         Assistant Branch
                      President           Manager

Employees
--------------------------------------------------------------------------------

MELODY AGEE           DEBRA EDWARDS       JAIME LOWE        ROY STARTUP
CONNIE ANDERSON       ELAINE ELLIS        KATE MAJOR        CARRIE STEVENS
KATHY BARBER          LARRY ENGLES        KAYLA MAY         LAURA TAYLOR
KATHY BARNES          DEBBIE FANN         REGENIA MOORE     PAY TEKULVE
BETTY BEASLEY         BETTY FINCHUM       KARA MURPHY       ANGELA THOMPSON
TERESA BENSON         CHARLCIE FINLEY     NANCY MURPHY      BARBARA THOMPSON
LINDA BERRONG         BRIDGETTE FISHER    PAT NABORS        JULIA THOMPSON
DAYTON BOND           RHONDA GALLOWAY     ANGELA NELSON     SHELLY THOMPSON
MONA BOWEN            LYNETTE GRAZIER     MITZI PELFREY     JILL TRAPP
JACKIE BREWER         ROBERTA GREGORY     KIMIE PERRY       LIZ VANTREASE
TAMMY BRADSHAW        CRYSTAL GULLEY      JOHN POPE         BRENDA VAUGHAN
ROBYN BROCK           SHANDRA HAMBLEN     LEE PURNELL       DEBRA WALKER
SHELIA BROWN          STEPHANIE HOLLIS    CYNTHIA ROACH     KRISTY WARREN
ANGELA BRUCE          REGINA JACOBS       JOHNNIE SANDERS   SANDRA WEBB
ANGELA BRYAN          AMANDA JOHNSON      JENN SCHROER      SHELIA WELCH
KAY CASSETTY          DORIS JONES         ANGELA SCURLOCK   MARGIE WHITE
GWEN CAUSEY           BEVERLY KING        VALARIE SEVIER    LEANN WHITIFIELD
TERESA CLARK          CASSIE KIRKUS       AMANDA SHAFFER    KATHY WILLIAMS
PEGGY COOK            DEBBIE KNIGHT       CATHY SHANNON     BROOKE WIMPEE
MELISSA CRUNK         GLORIA LANE         CHRIS SHORES      MICHAEL YOUNG
DIANNA DALE           BARBARA LITWILLER   ALYSSA SLOAN
DEBORAH DILLARD       LISA LOKEY          AL SMITH

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


QUARTERLY FINANCIAL DATA (UNAUDITED)
DECEMBER 31, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                                        COMMON STOCK
--------------------------------------------------------------------------   ----------------------------------
CALENDAR QUARTER (IN THOUSANDS)                                                      HIGH              LOW
---------------------------------------------------------------------------  -------------------  -------------
1997:
     FOURTH QUARTER......................................................       $    25.00          $    25.00
     THIRD QUARTER.......................................................            22.50               22.50
     SECOND QUARTER......................................................             N/A                 N/A
     FIRST QUARTER.......................................................            21.00               20.00

1996:
     FOURTH QUARTER......................................................       $    19.00          $    18.50
     THIRD QUARTER.......................................................            18.50               16.50
     SECOND QUARTER......................................................            16.50               16.50
     FIRST QUARTER.......................................................            16.50               16.00
---------------------------------------------------------------------------------------------------------------





FOR FINANCIAL INFORMATION CONTACT

Sally Kimble
Senior Vice President
(615) 754-2265