Form 10QSB
period 1998-03-31
FIRST FINANCIAL CORP / TN
filed 1998-05-14
CIK 878967

                  U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
MARK ONE

 [X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


 [ ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

Commission File Number 33-426222
                      ------------------------

                           FIRST FINANCIAL CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer As Specified in its Charter)

            Tennessee                                        62-1474162
--------------------------------                   ----------------------------
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

                                 Not Applicable
               ---------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

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

             Common stock outstanding: 942,646 shares at May 5, 1998

Transitional Small Business Disclosure Format (check one)

                                        YES       NO   X
                                            -----    -----

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

      Consolidated Balance Sheets - March 31, 1998 and December 31, 1997.

      Consolidated Statements of Earnings - For the three months ended March 31, 1998 and 1997.

      Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 1998 and 1997.

      Consolidated Statements of Cash Flows - For the three months ended March 31, 1998 and 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           FIRST FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997

                                   (UNAUDITED)



                                                                            March 31       December 31,
                                                                              1998            1997
                                                                           ---------        ---------
                                                                                  (In Thousands)
                                      Assets

Loans                                                                      $ 150,625          146,769
   Less: Allowance for loan losses                                             1,772            1,704
                                                                           ---------        ---------
           Net loans                                                         148,853          145,065

Securities:
   Securities available-for-sale, at market (amortized cost
   $39,849,000 and $39,613,000, respectively)                                 40,275           40,015
Loans held for sale                                                            4,314            2,606
Federal funds sold                                                            13,475            9,300
                                                                           ---------        ---------
           Total earning assets                                              206,917          196,986
Cash and due from banks                                                        7,257            6,100
Bank premises and equipment, net of accumulated depreciation                   6,800            6,752
Accrued interest receivable                                                    1,857            1,873
Other real estate                                                                 59                2
Other assets                                                                   1,124              779
                                                                           ---------        ---------
                                                                           $ 224,014          212,492
                                                                           =========        =========

                       Liabilities and Stockholders' Equity
Deposits                                                                   $ 204,576          193,260
Short-term borrowings                                                             --              600
Accrued interest payable                                                       1,163            1,096
Other liabilities                                                                405              246
Advances from Federal Home Loan Bank                                             929              942
Long-term debt                                                                   385              386
                                                                           ---------        ---------
           Total liabilities                                                 207,458          196,530
                                                                           ---------        ---------
Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares,
     no shares issued                                                             --               --
Common stock, $2.50 par value; authorized 5,000,000 shares,
   issued 1,080,572 and 1,079,572 shares at March 31, 1998 and
   December 31, 1997                                                           2,701            2,699
Additional paid-in capital                                                     4,028            4,021
Retained earnings                                                             10,820           10,250
Net unrealized gains (losses) on available-for-sale securities, net
   of applicable income taxes of $162,000 and $152,000, respectively             264              249
Less cost of 137,926 shares of treasury stock                                 (1,257)          (1,257)
                                                                           ---------        ---------
           Total stockholders' equity                                         16,556           15,962
                                                                           ---------        ---------
                                                                           $ 224,014          212,492
                                                                           =========        =========


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)


                                                                     Three Months Ended
                                                                         March 31,
                                                                 --------------------------
                                                                     1998         1997
                                                                     ----         ----
                                                                    (Dollars In Thousands
                                                                   Except Per Share Amount)
Interest income:
   Interest and fees on loans                                       $3,663       3,127
   Interest and dividends on securities:
     Taxable securities                                                439         505
     Exempt from Federal income taxes                                  161         132
   Interest on loans held for sale                                      47          32
   Interest on federal funds sold                                      111          69
                                                                    ------      ------
           Total interest income                                     4,421       3,865
                                                                    ------      ------

Interest expense:
   Interest on deposits                                              2,058       1,758
   Interest on short term borrowings                                     8          15
   Interest on advances from Federal Home Loan Bank                     17          18
   Interest on long-term debt                                            7           7
                                                                    ------      ------
           Total interest expense                                    2,090       1,798
                                                                    ------      ------
           Net interest income                                       2,331       2,067
Provision for loan losses                                              120          60
                                                                    ------      ------
           Net interest income after provision for loan losses       2,211       2,007
                                                                    ------      ------
Non-interest income:
   Service charges on deposit accounts                                 257         229
   Other fees and commissions                                           67          60
   Other income                                                        231         170
                                                                    ------      ------
                                                                       555         459
                                                                    ------      ------
Non-interest expense:
   Salaries and employee benefits                                    1,126         905
   Occupancy expenses, net                                             104          77
   Furniture and equipment expense                                     151         126
   Other operating expenses                                            482         435
   Loss on sale of securities                                           --           5
   Data processing fees                                                 59          52
                                                                    ------      ------
                                                                     1,922       1,600
                                                                    ------      ------
Earnings before income taxes                                           844         866
Income taxes                                                           274         291
                                                                    ------      ------
                                                                    $  570         575
                                                                    ======      ======
Basic earnings per common share                                     $  .60         .62
                                                                    ======      ======
Diluted earnings per common share                                   $  .59         .60
                                                                    ======      ======
Dividends per share                                                 $   --          --
                                                                    ======      ======



See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)




                                                                 1998        1997
                                                                 ----        ----
                                                                   (In Thousands)

Net earnings                                                  $      570         575
                                                              ----------   ---------
Other comprehensive earnings, net of tax:
   Unrealized gains (losses) on available-for-sale
     securities arising during period, net of taxes
     of $9,000 and $97,000, respectively                              15        (165)
   Reclassification adjustment for gains included
     in net earnings, net of taxes of $2,000                          --           3
                                                              ----------   ---------

                Other comprehensive earnings (loss)                   15        (162)
                                                              ----------   ---------

                Comprehensive earnings                        $      585         413
                                                              ==========   =========



See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                    1998           1997
                                                                    ----           ----
                                                                       (In Thousands)
Cash flows from operating activities:
   Interest received                                            $    4,433          3,773
   Fees and commissions received                                       324            289
   Interest paid                                                    (2,023)        (1,794)
   Originations of loans held for sale                             (17,005)        (7,056)
   Proceeds from loan sales                                         15,528          7,738
   Cash paid to suppliers and employees                             (1,987)        (1,695)
   Income taxes paid                                                  (274)           (55)
                                                                ----------     ----------
           Net cash (used by) provided by operating
             activities                                             (1,004)         1,200
                                                                ----------     ----------

Cash flows from investing activities:
   Loans made to customers, net of repayments                       (3,908)        (6,389)
   Proceeds from sales of available-for-sale securities                 --          1,246
   Proceeds from maturities of available-for-sale securities           340          1,528
   Proceeds from calls of available-for-sale securities              2,309             --
   Purchase of available-for-sale securities                        (2,880)        (3,043)
   Purchase of premise and equipment                                  (179)          (115)
   Increase in other real estate                                       (57)            --
                                                                ----------     -----------
           Net cash used in investing activities                    (4,375)        (6,773)
                                                                ----------     ----------
Cash flows from financing activities:
   Net increase in time deposits                                     7,380          1,703
   Net increase in non-interest bearing, savings, and NOW
     deposit accounts                                                3,936          4,934
   Repayment of short-term borrowings                                 (600)            --
   Repayment of long-term debt                                          (1)            (1)
   Repayment of Federal Home Loan Bank advances                        (13)           (13)
   Issuance of common stock                                              9             --
                                                                ----------     ----------
           Net cash provided by financing activities                10,711          6,623
                                                                ----------     ----------
Net increase in cash and cash equivalents                            5,332          1,050
Cash and cash equivalents at beginning of period                    15,400          9,137
                                                                ----------     ----------
Cash and cash equivalents at end of period                      $   20,732         10,187
                                                                ==========     ==========




See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                      1998          1997
                                                                      ----          ----
                                                                        (In Thousands)
Reconciliation of net earnings to net cash provided by
   operating activities:
     Net earnings                                                   $   570           575
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization                                  127            93
         Provision for loan losses                                      120            60
         Loss on sale of available-for-sale securities                   --             5
         Increase (decrease) in loans held for sale                  (1,708)          512
         Increase in other assets, net                                 (355)         (198)
         Decrease (increase) in interest receivable                      16           (80)
         Increase in interest payable                                    67             4
         Increase in other liabilities                                  159           229
                                                                    -------       -------
            Total adjustments                                        (1,574)          625
                                                                    -------       -------
            Net cash (used) provided by operating activities        $(1,004)        1,200
                                                                    =======       =======

Supplemental Schedule of Noncash Activities:

     Unrealized gain (loss) in values of securities available-
       for-sale, net of income tax expense of $9,000 and
       benefit of $99,000, respectively for the quarters ended
       March 31, 1998 and 1997, respectively                        $    15          (162)
                                                                    =======       =======


See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of First Financial Corporation (Company) and its wholly-owned subsidiary, First Bank and Trust (First Bank).

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1998 and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and 1997, and comprehensive earnings for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1997 Annual Report to stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.


ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                         -------------------------
                                                             1998            1997
                                                             ----            ----
                                                                (In Thousands)
   Balance, January 1, 1998 and 1997, respectively       $   1,704           1,541
   Add (deduct):
      Losses charged to allowance                              (68)            (26)
      Recoveries credited to allowance                          16              10
      Provision for loan losses                                120              60
                                                         ---------        --------
   Balance, March 31, 1998 and 1997, respectively        $   1,772           1,585
                                                         =========        ========

                           FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



EARNINGS PER SHARE

In 1997, Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share" established uniform standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 1998 and 1997:



     (In Thousands, except share amounts)                    1998            1997
                                                             ----            ----
     Basic EPS Computation:
       Numerator - income available to common
          shareholders                                   $       570             575
                                                         -----------     -----------
       Denominator - weighted average number of
          common shares outstanding                          942,187         930,988
                                                         -----------     -----------
       Basic earnings per common share                   $       .60             .62
                                                         ===========     ===========
     Diluted EPS Computation:
       Numerator                                         $       570             575
                                                         -----------     -----------
       Denominator:
          Weighted average number of common shares
            outstanding                                      942,187         930,988
          Dilutive effect of stock options                    21,856          21,512
                                                         -----------     -----------
                                                             964,043         952,500
                                                         -----------     -----------
     Diluted earnings per common share                   $       .59             .60
                                                         ===========     ===========


        Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

                           FIRST FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The purpose of this discussion is to provide insight into the financial condition and results of operations of the Registrant and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's 1997 Annual Report to stockholders for a complete discussion of factors that impact liquidity, capital and the results of operations.

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

        The Company's investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. The Company has approximately $10.9 million of securities scheduled to mature or reprice in the next twelve months.

        A secondary source of liquidity is the Bank's loan portfolio. At March 31, 1998 first mortgage loans of approximately $24.4 million and other loans of approximately $71.4 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis is placed on structuring adjustable rate loans.

                           FIRST FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT, CONTINUED

        As for liabilities, certificates of deposit of $100,000 or greater of approximately $29.7 million will become due during the next twelve months. The Bank's deposit base increased approximately $11.3 million during the quarter ended March 31, 1998.

        The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At March 31, 1998, the Bank had $929,000 of these advances.

        As of March 31, 1998, the Bank's asset sensitivity was 13.5% (the excess of earning assets over interest sensitive liabilities divided by total assets at March 31, 1998). Management estimates an increase or decrease in interest rates of 1% would have an immaterial impact on earnings.

        It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 20.9% at March 31, 1998 and 19.5% at December 31, 1997.

CAPITAL RESOURCES

        A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 7.4% at March 31, 1998 and 7.5% at December 31, 1997. Total assets increased 5.4% during the three months ended March 31, 1998. Cash dividends of $.25 per share were declared during the year ended December 31, 1997. Cash dividends will be declared in 1998 only in the discretion of the Board of Directors to the extent of available profits.

        Effective June 6, 1996, the Company established a Dividend Reinvestment Plan. The Plan offers eligible shareholders the opportunity to purchase additional shares of common stock, upon the Company's declaration of dividends. There were 7,850 shares issued under the Plan during 1997. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

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

                           FIRST FINANCIAL CORPORATION

                             FORM 10-QSB, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


        The following schedule details the Company's risk-based capital at March 31, 1998 (excluding the effect of the adoption of SFAS No. 115):

                                                                       In Thousands
                                                                   --------------------
                                                                   (except percentages)
    Tier I capital:
       Stockholders' equity                                           $    16,292

    Tier II capital:
       Allowable allowance for loan losses limited to 1.25%
         of risk-weighted assets                                            1,772
                                                                      -----------
             Total risk-based capital                                 $    18,064
                                                                      ===========

    Risk-weighted assets                                              $   162,114
                                                                      ===========
    Risk-based capital ratios:
       Tier I capital ratio                                                 10.05%
                                                                      ===========
       Total risk-based capital ratio                                       11.14%
                                                                      ===========


        The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At March 31, 1998 and December 31, 1997, the Company and its subsidiary bank were in compliance with these requirements.

        In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets) of 4%. The leverage ratio at March 31, 1998 was 7.54%.

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

                           FIRST FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


        There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. All shares of common stock have been retroactively adjusted for a two-for-one stock split approved on April 18, 1996. During the quarter ended March 31, 1998, the Company issued 1,000 shares of its voting common stock in connection with the exercise of options and no shares were redeemed. No shares of the Company's common voting stock were redeemed for the year ending December 31, 1997. Privately negotiated trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value.

        In April, 1993, the stockholders approved a stock option plan whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At December 31, 1997, 79,400 shares of the options had been granted at $10 per share (4,176 shares have been exercised at March 31, 1998); 2,000 shares of the options had been granted at $12 per share (600 shares have been exercised at March 31, 1998), 4,000 shares of the options had been granted at $13 per share (no shares have been exercised as of March 31, 1998), 29,792 shares of the options were granted at $15 per share (622 shares have been exercised as of March 31, 1998), 528 shares of the options were granted at $19 per share (no shares have been exercised as of March 31, 1998) and 13,000 shares of the options were granted at $22.50 per share (100 shares have been exercised as of March 31, 1998). The options are granted at the estimated market price of the stock at the date the option was granted. At March 31, 1998 there were 123,222 shares granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At March 31, 1998 options to purchase 30,280 common shares were available for grant in future years.

        At present, the net book value of premises and equipment is 41.1% of the Company's capital. The subsidiary bank now has a significant presence in the Wilson County market with offices in Mt. Juliet, Tennessee, Hermitage, Tennessee and Lebanon, Tennessee. The bank also has a new branch bank facility in Smyrna, Rutherford County, Tennessee which opened in the fourth quarter of 1996. The Company is also in the process of constructing a new branch bank facility in Donelson, Tennessee. Management believes that expansion into these different markets diversifies its risk and provides increased opportunity for generating growth and profits. At present the ratio of fixed assets to capital at the subsidiary bank level is 41.4%. Investment in fixed assets can have a detrimental impact on profits, particularly in the short term.

RESULTS OF OPERATIONS

        Net earnings were $570,000 for the three months ended March 31, 1998 as compared to $575,000 for the same period in 1997. Basic earnings per share decreased from $.62 in 1997 to $.60 for the same period in 1998. Diluted earnings per share decreased from $.60 in 1997 to $.59 for the same period in 1998.

        As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, i.e., the excess of interest earned over interest paid. This is particularly true with the volatility in interest rates encountered in recent years.

                           FIRST FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


        The Company's interest income, excluding tax equivalent adjustments, increased by $556,000 or 14.4% during the three months ended March 31, 1998 and increased $415,000 or 12.0% for the same period in 1997. The increases were primarily attributable to higher volumes of earning assets. The ratio of average earning assets to total average assets was 91.4% for the quarter ended March 31, 1998 and 93.1% for the year ended December 31, 1997.

        Interest expense increased by $292,000 for the three months ended March 31, 1998 or 16.2% compared to $233,000 or 14.9% for the same period in 1997. The increases in 1998 and 1997 can be attributable largely to an increase in volume.

        The foregoing increases in interest income and interest expenses resulted in an increase in net interest income of $264,000 or 12.8% during the first three months of 1998 and $182,000 or 9.7% in the comparable period of 1997.

        Since assets are more sensitive to movements in rates this should favor the income statement. Should loan demand not increase, and competition, intent on increasing market share, drive interest expenses up, the net interest margin can be expected to decline.

              Effective January 1, 1995, the Company adopted on a prospective basis Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

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

              The Company's first mortgage single family residential, consumer and credit card loans which total approximately $51,847,000, $24,237,000 and $928,000, respectively at March 31, 1998, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 1998 and 1997 impaired loans which had been placed on non-accrual status totaled $171,000 and $88,000, respectively. Had interest been accrued on these loans, net earnings would have increased by approximately $6,000 and $1,000 for the three months ended March 31, 1998 and 1997, respectively.

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

        Impaired loans and related allowance for loan loss amounts at March 31, 1998 and December 31, 1997 were as follows:


                                                          1998                             1997
                                             ----------------------------     ----------------------------
                                                               Allowance                        Allowance
                                                Recorded          for            Recorded          for
                                               Investment      Loan Loss        Investment      Loan Loss
                                               ----------      ---------        ----------      ---------
      Impaired loans with allowance for
        loan loss                            $ 1,515,795         303,159          715,000          143,000

      Impaired loans with no allowance
        for loan loss                                 --              --               --              --
                                             -----------      ----------       ----------      -----------
                                             $ 1,515,795         303,159          715,000          143,000
                                             ===========      ==========       ==========      ===========


                           FIRST FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


              The allowance for loan loss related to impaired loans were measured based upon the estimated fair value of related collateral.

              The average recorded investment in impaired loans for the three months ended March 31, 1998 and 1997 was approximately $1,115,000 and $487,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was $33,000 and $12,000 for the three months ended March 31, 1998 and 1997, respectively. There was no interest income recognized on the cash method for the period that such loans were impaired.

              The following schedule details selected information as to non-performing loans of the Company at March 31, 1998:

                                                         Past Due
                                                         90 Days    Non-Accrual
                                                         -------    -----------
                                                            (In Thousands)

       Real estate loans                                 $   214           103
       Installment loans                                      49            38
       Commercial                                             56            63
                                                         -------    ----------
                                                         $   319           204
                                                         =======    ==========

             Renegotiated loans                          $     --           --
                                                         ========   ==========


        At March 31, 1998, loans, which include the above, totaling $2,919,000 were included in the Company's internal classified loan list. Of these loans $563,000 are consumer and $2,356,000 are commercial loans. The collateral values securing these loans total approximately $4,961,000 ($999,000 related to consumer loans and $3,962,000 related to commercial loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

        There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 1998 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

        Non-interest income increased $96,000 or 20.9% exclusive of any securities gains during the three months ended March 31, 1998 and increased $60,000 or 15.0% for the same period in 1997. There were no security gains for the three months ended March 31, 1998 and 1997. The primary increase in non-interest income resulted from increased service charges on deposit accounts and an increase in income generated from sales of mortgage loans. Mortgage loan income (included in other income) for the three month period ended March 31, 1998 was $231,000 as compared to $170,000 for the period

                           FIRST FINANCIAL CORPORATION

                             FORM 10-QSB, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


ending March 31, 1997. The increase of $61,000 or 35.9% resulted from the increase in the refinancing of mortgage loans as compared to the same period in last year and the increase in housing development in the subsidiary bank's service area. Additionally, other fees and commissions increased $7,000 or 11.7%.

        Non-interest expense excluding securities transactions increased $322,000 or 20.1% during the first three months of 1998 and $212,000 or 15.3% during the same period in 1997. The increases in 1998 and 1997 were attributable to increases in salaries and employee benefits which is due to increased number of employees and increases in annual compensation, an increase in the number of locations and computer hardware and software upgrades.

        There was no security loss in the available-for-sale category for the three months ended March 31, 1998 as compared to a $5,000 security loss during the three months ended March 31, 1997.

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

IMPACT OF INFLATION

        The primary impact which inflation has on the results of the Company's operations is evidenced by its effects on interest rates. Interest rates tend to reflect, in part, the financial market's expectations of the level of inflation and, therefore, will generally rise or fall as the level of expected inflation fluctuates. To the extent interest rates paid on deposits and other sources of funds rise or fall at a faster rate than the interest income earned on funds, loans or investments, net interest income will vary. Inflation also impacts on non-interest expenses as goods and services are purchased, although this has not had a significant effect on net earnings. If the inflation rate stays flat or increases slightly, the impact on profits is not expected to be significant.

                           PART II. OTHER INFORMATION



Item 1.    LEGAL PROCEEDINGS

                  None

Item 2.    CHANGE IN SECURITIES AND USE OF PROCEEDS

           (a)    Not applicable.

           (b)    Not applicable.

           (c) The Registrant issued 1,000 shares of its $2.50 par value common stock pursuant to exercised options and no shares of such common stock pursuant to its Dividend Reinvestment Plan.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)    None.

         (b)    None.

Item 4.  (a) - (d)  No meeting of or action by security holders occurred during the period covered by this report.

Item 5.  OTHER INFORMATION

                None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at March 31, 1998 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-QSB for the period ending March 31, 1998.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES




              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FIRST FINANCIAL CORPORATION
                                             ----------------------------------
                                                   (Registrant)




DATE:       May 13, 1998                     /s/ David Major
       ------------------------             -----------------------------------
                                            David Major
                                            Chairman, President and Chief
                                            Executive Officer



DATE:       May 13, 1998                    /s/ Sally P. Kimble
       -----------------------              ----------------------------------
                                            Sally P. Kimble
                                            Treasurer, Chief Financial Officer
                                            and Chief Accounting Officer