Form 10QSB
period 1998-06-30
FIRST FINANCIAL CORP / TN
filed 1998-08-13
CIK 878967

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 MARK ONE

   [ X ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                 1691 N. Mt. Juliet Road, Mount Juliet, TN 37122
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (615) 754-2265
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

                                 Not Applicable
--------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Years,
                          If Changed Since Last Report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X      NO
                                     ----       -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

        Common stock outstanding:     949,041    shares at August 5, 1998.
                                   ------------
Transitional Small Business Disclosure Format (check one).

                                 YES         NO   X
                                     ----       -----

                         PART I - FINANCIAL INFORMATION





Item 1. Financial Statements


The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

      Consolidated Balance Sheets - June 30, 1998 and December 31, 1997.

      Consolidated Statements of Earnings - For the three months and six months ended June 30, 1998 and 1997.

      Consolidated Statements of Comprehensive Earnings - For the three and six months ended June 30, 1998 and 1997.

      Consolidated Statements of Cash Flows - For the six months ended June 30, 1998 and 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

                          FIRST FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                   (UNAUDITED)

                                                                      June 30,     December 31,
                                                                        1998           1997
                                                                      ---------      --------
                                                                           (In Thousands)
                                   Assets
Loans                                                                 $ 152,038       146,769
   Less: Allowance for loan losses                                        1,645         1,704
                                                                      ---------      --------
                Net loans                                               150,393       145,065
Securities available-for-sale, at market (amortized cost
   $49,974,000 and $39,613,000, respectively)                            50,386        40,015
Loans held for sale                                                       4,700         2,606
Federal funds sold                                                       10,475         9,300
                                                                      ---------      --------
                Total earning assets                                    215,954       196,986

Cash and due from banks                                                   8,480         6,100
Bank premises and equipment, net of accumulated depreciation              7,093         6,752
Accrued interest receivable                                               2,013         1,873
Other real estate                                                            59             2
Deferred income taxes                                                       254           258
Other assets                                                                668           521
                                                                      ---------      --------
                                                                      $ 234,521       212,492
                                                                      =========      ========

                    Liabilities and Stockholders' Equity
Deposits                                                              $ 214,731       193,260
Advances from Federal Home Loan Bank                                        704           942
Short-term borrowings                                                        --           600
Accrued interest payable                                                  1,190         1,096
Other liabilities                                                           285           246
Long-term debt                                                              384           386
                                                                      ---------      --------
                Total liabilities                                       217,294       196,530
                                                                      ---------      --------

Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares,
     no shares issued                                                        --            --
Common stock, $2.50 par value; authorized 5,000,000 shares,
   issued 1,080,572 and 1,079,572 shares, respectively                    2,701         2,699
Additional paid-in capital                                                4,028         4,021
Retained earnings                                                        11,499        10,250
Net unrealized gains on available-for-sale securities, net of
   applicable income taxes of $156,000 and $152,000, respectively           256           249
Less cost of 137,926 shares of treasury stock                            (1,257)       (1,257)
                                                                      ---------      --------
                Total stockholders' equity                               17,227        15,962
                                                                      ---------      --------
                                                                      $ 234,521       212,492
                                                                      =========      ========



    See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)


                                                               Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                              ---------------------         --------------------
                                                              1998            1997           1998           1997
                                                              ------         ------         ------         -----
                                                               (Dollars in Thousands, Except Per Share Amounts)
Interest income:
   Interest and fees on loans                                 $3,744          3,390         $7,407         6,517
   Interest and dividends on securities:
     Taxable securities                                          469            478            908           983
     Exempt from Federal income taxes                            161            136            322           268
   Interest on loans held for sale                                65             34            112            66
   Interest on federal funds sold                                218             50            329           119
                                                              ------         ------         ------         -----
              Total interest income                            4,657          4,088          9,078         7,953
                                                              ------         ------         ------         -----

Interest expense:
   Interest on deposits                                        2,188          1,847          4,246         3,605
   Interest on short term borrowings                              --             16              8            31
   Interest on advances from Federal Home Loan Bank               17             18             34            36
   Interest on long-term debt                                      6              7             13            14
                                                              ------         ------         ------         -----
              Total interest expense                           2,211          1,888          4,301         3,686
                                                              ------         ------         ------         -----

              Net interest income                              2,446          2,200          4,777         4,267
Provision for loan losses                                        120             80            240           140
                                                              ------         ------         ------         -----
              Net interest income after provision for
                loan losses                                    2,326          2,120          4,537         4,127
                                                              ------         ------         ------         -----

Non-interest income:
   Service charges on deposit accounts                           247            265            504           494
   Other fees and commissions                                     57             63            124           123
   Other income                                                  330            217            561           387
                                                              ------         ------         ------         -----
                                                                 634            545          1,189         1,004
                                                              ------         ------         ------         -----

Non-interest expenses:
   Salaries and employee benefits                              1,108            926          2,234         1,831
   Occupancy expenses, net                                       108             83            212           160
   Furniture and equipment expense                               161            130            312           256
   Other operating expenses                                      510            440            992           875
   Loss on sale of securities                                     --             43             --            48
   Data processing fees                                           59             56            118           108
                                                              ------         ------         ------         -----
                                                               1,946          1,678          3,868         3,278
                                                              ------         ------         ------         -----

              Earnings before income taxes                     1,014            987          1,858         1,853
Income taxes                                                     335            337            609           628
                                                              ------         ------         ------         -----

              Net earnings                                    $  679            650         $1,249         1,225
                                                              ======         ======         ======         =====

Basic earnings per common share                               $  .73            .70         $ 1.33          1.32
                                                              ======         ======         ======         =====

Diluted earnings per common share                             $  .71            .69         $ 1.30          1.29
                                                              ======         ======         ======         =====

Dividends per share                                           $   --             --         $   --            --
                                                              ======         ======         ======         =====



    See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)


                                                              Three Months Ended           Six Months Ended
                                                                    June 30,                   June 30,
                                                              ------------------         ---------------------
                                                              1998          1997          1998           1997
                                                              -----         ----         ------         ------
                                                                 (In Thousands)                     (In Thousands)

Net earnings                                                  $ 679          650         $1,249          1,225
                                                              -----          ---         ------         ------
Other comprehensive earnings (losses) net of tax:
   Unrealized gains (losses) on available-for-sale
     securities arising during period, net of tax
     benefits of $5,000, income taxes of $89,000 and
     $4,000, and tax benefits of 11,000, respectively            (8)         146              7            (19)
   Reclassification adjustment for losses included in
     net earnings, net of tax benefits of $16,000 and
     $18,000, respectively                                       --           27             --             30
                                                              -----          ---         ------         ------
           Other comprehensive earnings (loss)                   (8)         173              7             11
                                                              -----          ---         ------         ------
           Comprehensive earnings                             $ 671          823         $1,256          1,236
                                                              =====          ===         ======         ======


    See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                              1998             1997
                                                                            --------          -------
                                                                                  (In Thousands)

 Cash flows from operating activities:
   Interest received                                                        $  8,894            7,709
   Fees and commissions received                                                 628              617
   Interest paid                                                              (4,207)          (3,562)
   Originations of loans held for sale                                       (32,754)         (18,118)
   Proceeds from loan sales                                                   31,221           18,639
   Cash paid to suppliers and employees                                       (3,691)          (3,051)
   Income taxes paid                                                            (623)            (675)
                                                                            --------          -------
                Net cash provided by (used in) operating activities             (532)           1,559
                                                                            --------          -------

Cash flows from investing activities:
   Loans made to customers, net of repayments                                 (5,568)         (15,084)
   Proceeds from sales of available-for-sale securities                           --            4,402
   Proceeds from maturities of available-for-sale securities                   4,902            2,144
   Purchase of available-for-sale securities                                 (15,218)          (3,547)
   Decrease in interest bearing deposits in other banks                           --               --
   Purchase of premise and equipment                                            (612)            (828)
   Proceeds from sale of other real estate                                       (57)              --
   Increase in other real estate                                                  --               --
                                                                            --------          -------
                Net cash used in investing activities                        (16,553)         (12,913)
                                                                            --------          -------

Cash flows from financing activities:
   Net increase in time deposits                                              10,584            4,743
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                                         10,887           10,251
   Repayment of short-term borrowings                                           (600)              --
   Repayment of advances from Federal Home Loan Bank                            (238)             (25)
   Repayment of long-term debt                                                    (2)              (2)
   Issuance of common stock                                                        9                5
                                                                            --------          -------
                Net cash provided by financing activities                     20,640           14,972
                                                                            --------          -------
Net increase in cash and cash equivalents                                      3,555            3,618

Cash and cash equivalents at beginning of period                              15,400            9,137
                                                                            --------          -------
Cash and cash equivalents at end of period                                  $ 18,955           12,755
                                                                            ========          =======


    See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                              1998             1997
                                                                            --------          -------
                                                                                  (In Thousands)

Reconciliation of net earnings to net cash provided by operating activities:
     Net earnings                                                           $  1,249            1,225
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                                             227              146
       Provision for loan losses                                                 240              140
       Loss (gain) on sale of available-for-sale securities                       --               48
       (Increase) decrease in loans held for sale                             (2,094)             134
       Increase in interest receivable                                          (140)            (179)
       Increase in other assets, net                                            (147)            (167)
       Increase in other liabilities                                              39               88
       Increase in interest payable                                               94              124
                                                                            --------          -------
                Total adjustments                                             (1,781)             334
                                                                            --------          -------

                Net cash provided by (used in) operating activities         $   (532)           1,559
                                                                            ========          =======


Supplemental schedule of non-cash activities:

     Unrealized gain in value of securities available-for
       sale, net of tax expense of $4,000 in 1998 and
       $8,000 in 1997                                                       $      7               11
                                                                            ========          =======


    See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



BASIS OF PRESENTATION

              The unaudited consolidated financial statements include the accounts of First Financial Corporation ("Company" or "Registrant") and its wholly-owned subsidiary, First Bank and Trust ("Bank" or "Subsidiary").

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

              In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, and the results of operations for the three months and six months ended June 30, 1998 and 1997, and comprehensive earnings for the three and six months ended June 30, 1998 and 1997 and changes in cash flows for the six months ended June 30, 1998 and 1997, respectively. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1997 Annual Report to stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

              Certain reclassifications have been made to 1997 information to conform to the presentation of 1998 information.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                           Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                         1998             1997
                                                        -------          ------
                                                             (In Thousands)

Balance, January 1, 1998 and 1997, respectively         $ 1,704           1,541
Add (deduct):
   Losses charged to allowance                             (320)            (49)
   Recoveries credited to allowance                          21              14
   Provision for loan losses                                240             140
                                                        -------          ------
Balance, June 30, 1998 and 1997, respectively           $ 1,645           1,646
                                                        =======          ======

                           FIRST FINANCIAL CORPORATION

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

              The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 1998 and 1997:

                                                      Three Months Ended               Six Months Ended
                                                           June 30,                        June 30,
                                                   ------------------------         ------------------------
(In Thousands, except share amounts)                 1998            1997             1998            1997
Basic EPS Computation:
  Numerator - net earnings available to
     common shareholders                           $    679             650         $  1,249           1,225
                                                   --------         -------         --------         -------
  Denominator - weighted average number of
     common shares outstanding                      942,646         931,239          942,419         931,114
                                                   --------         -------         --------         -------
  Basic earnings per common share                  $    .73             .70         $   1.33            1.32
                                                   ========         =======         ========         =======
Diluted EPS Computation:
  Numerator                                        $    679             650         $  1,249           1,225
                                                   --------         -------         --------         -------
  Denominator:
     Weighted average number of common
       shares outstanding                           942,646         931,239          942,419         931,114
     Dilutive effect of stock options                21,625          20,924           21,625          20,924
                                                   --------         -------         --------         -------
                                                    964,271         952,163          964,044         952,038
                                                   --------         -------         --------         -------
Diluted earnings per common share                  $    .71             .69         $   1.30            1.29
                                                   ========         =======         ========         =======


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

FORWARD-LOOKING STATEMENTS

              Management's discussion of the Company, and management's analysis of the Company's operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is "forward looking" and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, material unforeseen complications related to addressing Year 2000 issues (both as to the Company and as to its customers, vendors, consultants and governmental agencies), as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 2, as well as other portions of this Report) is to provide Form 10-QSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

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

              The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. The Company has approximately $16.9 million of securities scheduled to mature or reprice in the next twelve months.

                          FIRST FINANCIAL CORPORATION
                             FORM 10-QSB, CONTINUED




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

              A secondary source of liquidity is the Bank's loan portfolio. At June 30, 1998 first mortgage loans of approximately $24.3 million and other loans of approximately $68.8 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

              As for liabilities, certificates of deposit of $100,000 or greater of approximately $28.7 million will become due or subject to repricing during the next twelve months. The Bank's deposit base increased approximately $21.5 million during the six months ended June 30, 1998.

              The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At June 30, 1998 the Bank had $704,000 of these advances and has a total line of credit with the FHLB of $9,000,000. In addition, the subsidiary has a line of credit with other banks totaling $14,000,000 which can be used to purchase Federal funds. The Company also has a $5,000,000 line of credit which currently has no outstanding balance.

              As of June 30, 1998, the Bank's asset sensitivity was 12.6%, (the excess of interest sensitive assets over earning liabilities divided by total assets at the one year threshold). Management estimates an increase or decrease in interest rates would have an immaterial impact on earnings.

              It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 23.1% at June 30, 1998 and 19.5% at December 31, 1997.

CAPITAL RESOURCES

              A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 7.3% at June 30, 1998 and 7.5% at December 31, 1997. Total assets increased 10.4% during the six months ended June 30, 1998. Cash dividends of $.25 per share were paid during the year ended December 31, 1997. No cash dividends were paid during the first six months of 1998 or 1997. Cash dividends will be paid or increased in the remainder of 1998 over 1997 only in the discretion of the Board of Directors to the extent of available profits.

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

                          FIRST FINANCIAL CORPORATION
                             FORM 10-QSB, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

CAPITAL RESOURCES, CONTINUED

              The following schedule details the Company's risk-based capital at June 30, 1998 (excluding the effect of the adoption of SFAS No. 115):

                                                        In Thousands
                                                        ------------
                                                    (except percentages)
Tier I capital:
   Stockholders' equity                                   $ 16,971

Tier II capital:
   Allowable allowance for loan losses                       1,645

                Total capital                             $ 18,616
                                                          ========

Risk-weighted assets                                      $164,390
                                                          ========

Risk-based capital ratios:
   Tier I capital ratio                                      10.32%
                                                             ======
   Tier II capital ratio                                     11.32%
                                                             ======


              The Company is required to maintain a Tier II capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At June 30, 1998, the Company and its subsidiary bank were in compliance with these requirements.

              In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets) of 4%. The leverage ratio at June 30, 1998 was 7.4%.

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

              Effective January 1, 1992, the Company acquired 100% of the common stock of First Bank and, accordingly, became a one bank holding company. The Board of Directors and management believe that the holding company structure will permit greater flexibility in the expansion of the Bank's present business and will assist the Bank in being more responsive to its customers' broadening and changing financial needs. In particular, the holding company structure was adopted to provide greater flexibility in raising additional capital for the Bank. Greater flexibility in raising capital is an important component in seeking to assure that the growth of the Bank's capital will keep pace with its asset growth.

                          FIRST FINANCIAL CORPORATION
                             FORM 10-QSB, CONTINUED





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

CAPITAL RESOURCES, CONTINUED

              There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide liquidity in the shares. All shares of common stock have been retroactively adjusted for the two-for-one stock split approved on April 18, 1996. During the six months ended June 30, 1998, the Company issued 1,000 shares of its common voting stock in connection with the exercise of stock options and no shares were redeemed. No shares of the Company's voting common stock were redeemed for the year ending December 31, 1997. Privately negotiated trades may involved the Company, its directors and officers and, accordingly, may not be reliable indicators of value.

              In April, 1993, the stockholders approved a stock option plan whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At June 30, 1998, 79,400 shares had been granted at $10 per share (4,176 shares have been exercised at June 30, 1998), 2,000 shares had been granted at $12 per share (600 shares have been exercised at June 30, 1998), 4,000 shares were granted at $13 per share, (no shares have been exercised as of June 30, 1998), 29,792 shares were granted at $15 per share (622 shares have been exercised at June 30, 1998), 528 shares were granted at $19 per share (no shares have been exercised at June 30, 1998) and 13,000 shares were granted at $22.50 per share (100 shares have been exercised as of June 30, 1998). The options are granted at the estimated market price of the stock at the date the option was granted. At June 30, 1998 there were 123,222 shares granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At June 30, 1998 options to purchase 30,280 common shares were available for grant in future years.

              At present, the net book value of premises and equipment is 41.2% of the Company's capital. The subsidiary bank now has a significant presence in the Wilson County market with offices in Mt. Juliet, Tennessee, Hermitage, Tennessee and Lebanon, Tennessee. The bank also has a new branch bank facility in Smyrna, Rutherford County, Tennessee which opened in the fourth quarter of 1996. The Company is also in the process of constructing a new branch bank facility in Donelson, Davidson County, Tennessee. Management believes that expansion into these different markets diversifies its risk and provides increased opportunity for generating growth and profits. At present the ratio of fixed assets to capital at the subsidiary bank level is 40.0%. Investment in fixed assets can have a detrimental impact on profits, particularly in the short term.


RESULTS OF OPERATIONS

              Net earnings were $1,249,000 for the six months ended June 30, 1998 as compared to $1,225,000 for the same period in 1997. Basic earnings per share increased from $1.32 for the six months ended June 30, 1997 to $1.33 for the same period in 1998. Diluted earnings per share increased from $1.29 for the six months ended June 30, 1997 to $1.30 for the same period in 1998.

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

                          FIRST FINANCIAL CORPORATION
                             FORM 10-QSB, CONTINUED




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              The Company's interest income, excluding tax equivalent adjustments, increased by $1,125,000 or 14.1% during the six months ended June 30, 1998 and $915,000 or 13% for the same period in 1997. Interest income for the quarter ended June 30, 1998 increased $569,000 or 13.9% over the quarter ended June 30, 1997 and $236,000 or 5.3% over the first quarter of 1998. The increases were primarily attributable to higher volumes of earning assets. The ratio of average earning assets to total average assets was 91.8% for the six months ended June 30, 1998 and 93.1% for the year ended December 31, 1997.

              Interest expense increased by $615,000 the six months ended June 30, 1998 or 16.7% compared to an increase of $504,000 or 15.8% for the same period in 1997. Interest expense for the quarter ended June 30, 1998 increased $323,000 or 17.1% as compared to the quarter ended June 30, 1997 and increased $121,000 or 5.8% over the first quarter of 1998. The increases in 1998 and 1997 can be attributable largely to an increase in volume.

              The foregoing resulted in an increase in net interest income of $510,000 or 12.0% during the first six months of 1998 and $411,000 or 10.7% in the comparable period of 1997. Net interest income for the quarter ended June 30, 1998 increased $246,000 or 11.2% as compared to $229,000 or 11.6% for the comparable period of 1997.

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

                          FIRST FINANCIAL CORPORATION
                             FORM 10-QSB, CONTINUED




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              The Company's first mortgage single family residential, consumer, other loans secured by real estate and credit card loans which total approximately $41,223,000, $24,044,000, $12,631,000 and $1,017,000, respectively at June 30, 1998, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 1998 and 1997 impaired loans which had been placed on non-accrual status totaled $23,000 and $211,000, respectively.

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

                          FIRST FINANCIAL CORPORATION
                             FORM 10-QSB, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

        Impaired loans and related allowance for loan loss amounts at June 30, 1998 and December 31, 1997 were as follows:

                                                           1998                                 1997
                                             ------------------------------         -----------------------------
                                                                  Allowance                             Allowance
                                              Recorded               for             Recorded             for
                                             Investment           Loan Loss         Investment          Loan Loss
                                             ----------           ---------         ----------          ---------

Impaired loans with allowance for
  loan loss                                  $1,234,370            246,874            715,000            143,000

Impaired loans with no allowance
  for loan loss
                                                     --                 --                 --                 --
                                             ----------            -------            -------            -------
                                             $1,234,370            246,874            715,000            143,000
                                             ==========            =======            =======            =======


              The provision for loan losses was $240,000 for the first six months of 1998 compared to $140,000 for the same period in 1997. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problem loans on a timely basis.

              The allowance for loan loss related to impaired loans were measured based upon the estimated fair value of related collateral.

              The average recorded investment in impaired loans for the six months ended June 30, 1998 and 1997 was approximately $975,000 and $596,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was $70,000 and $20,000 for the six months ended June 30, 1998 and 1997, respectively. There was no interest income recognized on the cash method for the period that such loans were impaired.

                          FIRST FINANCIAL CORPORATION
                             FORM 10-QSB, CONTINUED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              The following schedule details selected information as to non-performing loans of the Company at June 30, 1998:

                                                    Past Due
                                                     90 Days             Non-Accrual
                                                     -------             -----------
                                                             (In Thousands)

Real estate loans                                     $ 50                    43
Installment loans                                       62                     1
Commercial                                             151                    22
                                                      ----                   ---
                                                      $263                    66
                                                      ====                   ===
                Renegotiated loans                    $ --                    --
                                                      ====                   ===


              At June 30, 1998, loans which include the above, totaling $2,578,000 were included in the Company's internal classified loan list. Of these loans $500,000 are consumer and $2,078,000 are commercial loans. The collateral values securing these loans are estimated at approximately $4,703,000, ($1,193,000 related to consumer loans and $3,510,000 related to commercial loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

              There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 1998 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

              Non-interest income, excluding securities transactions, increased $185,000 or 18.4% during the six months ended June 30, 1998 and increased $167,000 or 20% for the same period in 1997. The increase for the quarter ended June 30, 1998 was $89,000 or 16.3% as compared to the comparable quarter in 1997 and an increase of $79,000 or 14.2% as compared to the three months ended March 31, 1998. The primary increase in non-interest income consists of an increase in income generated from sales of mortgage loans. Mortgage loan income (included in other income) for the six month period ended June 30, 1998, was $561,000 as compared to $387,000 for the period ending June 30, 1997. The increase of $174,000 or 45% has been caused by the increase in the refinancing of mortgage loans as compared to the same period in last year and the increase in housing development in the subsidiary bank's service area. Other increases in 1998 and 1997 resulted from increased service charges on deposits, primarily for demand deposit and NOW accounts. These increases in service charges were the result of additional volume combined with modest price increases to offset a portion of the interest costs of NOW accounts and the increased costs of processing the demand deposit accounts. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

              There were no security losses or gains in the available-for-sale category for the six months ended June 30, 1998 as compared to a $48,000 security loss in 1997.

                          FIRST FINANCIAL CORPORATION
                             FORM 10-QSB, CONTINUED



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              Non-interest expense, excluding securities transactions, increased $638,000 or 19.8% during the first six months of 1998 and $364,000 or 12.7% during the same period in 1997. The increase for the quarter ended June 30, 1998 was $311,000 or 19% as compared to the quarter ended June 30, 1997 and $24,000 or 1.2% as compared to the three months ended March 31, 1998. The increases in 1998 and 1997 were primarily attributable to increases in salaries and employee benefits, which is due to increased number of employees and increases in annual compensation, and increased occupancy expense resulting from the opening of a new branch and the expansion and improvement of existing branches.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              The Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Company's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which possess a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign currency exchange or commodity price risk.

              Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. These meetings focus the spread between the cost of funds and interest yields generated primarily through loans and investments.

              There have been no material changes in reported market risks during the six months ended June 30, 1998. Please refer to Item 2 of this report for additional information related to market and other risks.

                           PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

(a)      None

(b)      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)      None

(b)      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Corporation's Annual Meeting of Shareholders was held on April 16, 1998. Matters submitted to, and approved by shareholders are listed below.

(b) The following persons nominated as Directors were elected:

                                                                                                          Broker
                          Name                       For              Against           Abstain         Non-Votes
                          ----                       ---              -------           -------         ---------

             Harold G. Bone                        659,329               0                 0                0
             Robert L. Callis                      659,329               0                 0                0
             Morris D. Ferguson                    659,329               0                 0                0
             Arthur P. Gardner                     659,329               0                 0                0
             David Major                           659,329               0                 0                0
             M. Dale McCulloch                     659,329               0                 0                0
             Dan E. Midgett                        659,329               0                 0                0
             Monty Mires                           659,329               0                 0                0
             James S. Short                        659,329               0                 0                0
             Harold W. Sutton                      659,329               0                 0                0


(c) The election by the Board of Directors of Maggart and Associates, P.C., as the Corporation's independent accountants and auditors for the year ending December 31, 1998 was ratified by the following vote:

                                                                               Broker
                For                      Against            Abstain          Non-Votes
                ---                      -------            -------          ---------

              659,329                       0                  0                 0

(d)      None

ITEM 5.  OTHER INFORMATION

(a)      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at June 30, 1998 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-QSB for the period ending June 30, 1997.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES






              In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                FIRST FINANCIAL CORPORATION
                                -----------------------------------------------
                                         (Registrant)




DATE:   8/10/98                 /s/   David Major
     ----------------------     -----------------------------------------------
                                David Major
                                Chairman, President and Chief Executive Officer




DATE:   8/10/98                 /s/   Sally Kimble
     ----------------------     -----------------------------------------------
                                Sally Kimble
                                Treasurer, Chief Financial Officer, and
                                     Chief Accounting Officer