Form 10QSB
period 1998-09-30
FIRST FINANCIAL CORP / TN
filed 1998-11-13
CIK 878967

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 MARK ONE

   [ X ]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

   [    ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

        For the Transition Period From _______________ to _______________

Commission File Number 33-42622

                           FIRST FINANCIAL CORPORATION
         ---------------------------------------------------------------
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

                                 (615) 754-2265
                            -------------------------
                           (Issuer's Telephone Number)

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

                                 YES   X    NO
                                     -----     ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

           Common stock outstanding:      949,097    shares at November 4, 1998
                                       -------------

Transitional Small Business Disclosure Format (check one).

                                YES       NO    X
                                    ----      -----

                         PART I - FINANCIAL INFORMATION





Item 1.        Financial Statements


The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

      Consolidated Balance Sheets - September 30, 1998 and December 31, 1997.

      Consolidated Statements of Earnings - For the three months and nine months ended September 30, 1998 and 1997.

      Consolidated Statements of Comprehensive Earnings - For the three months and nine months ended September 30, 1998 and 1997.

      Consolidated Statements of Cash Flows - For the nine months ended September 30, 1998 and 1997.

Item 2.        Management's Discussion and Analysis or Plan of Operation.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

                           FIRST FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                   (UNAUDITED)

                                                                          September 30,      December 31,
                                                                               1998              1997
                                                                        ---------------    ---------------
                                                                                   (In Thousands)
                                    Assets
Loans                                                                   $       166,306            146,769
   Less:   Allowance for loan losses                                              1,731              1,704
                                                                        ---------------    ---------------
                Net loans                                                       164,575            145,065
Securities available-for-sale, at market (amortized cost
   $53,387,000 and $39,613,000, respectively)                                    54,109             40,015
Loans held for sale                                                               2,435              2,606
Federal funds sold                                                                3,650              9,300
                                                                        ---------------    ---------------
                Total earning assets                                            224,769            196,986

Cash and due from banks                                                           7,633              6,100
Bank premises and equipment, net of accumulated depreciation                      7,375              6,752
Accrued interest receivable                                                       2,033              1,873
Other real estate                                                                  -                     2
Deferred income taxes                                                               136                258
Other assets                                                                        670                521
                                                                        ---------------    ---------------

                                                                        $       242,616            212,492
                                                                        ===============    ===============

                     Liabilities and Stockholders' Equity

Deposits                                                                $       221,880            193,260
Advances from Federal Home Loan Bank                                                694                942
Short-term borrowings                                                              -                   600
Accrued interest payable                                                          1,151              1,096
Other liabilities                                                                   398                246
Long-term debt                                                                      382                386
                                                                        ---------------    ---------------
                Total liabilities                                               224,505            196,530
                                                                        ---------------    ---------------

Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares,
     no shares issued                                                              -                  -
   Common stock, $2.50 par value; authorized 5,000,000 shares,
     issued 1,086,967 and 1,079,572 shares, respectively                          2,717              2,699
   Additional paid-in capital                                                     4,178              4,021
   Retained earnings                                                             12,025             10,250
   Unrealized gains on available-for-sale, net of applicable
     income taxes                                                                   448                249
   Less cost of 137,926 shares of treasury stock                                 (1,257)            (1,257)
                                                                        ---------------    ---------------
                Total stockholders' equity                                       18,111             15,962
                                                                        ---------------    ---------------

                                                                        $       242,616            212,492
                                                                        ===============    ===============


See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                                                  Three Months Ended                   Nine Months Ended
                                                                    September 30,                        September 30,
                                                            ----------------------------         ----------------------------
                                                                 1998            1997                 1998            1997
                                                                     (Dollars in Thousands, Except Per Share Amounts)
Interest income:
   Interest and fees on loans                               $      3,926           3,570         $     11,333          10,087
   Interest and dividends on securities:
     Taxable securities                                              571             441                1,479           1,424
     Exempt from Federal income taxes                                167             137                  489             405
   Interest on loans held for sale                                    46              32                  158              98
   Interest on federal funds sold                                    146              90                  475             209
                                                            ------------    ------------         ------------    ------------
           Total interest income                                   4,856           4,270               13,934          12,223
                                                            ------------    ------------         ------------    ------------
Interest expense:
   Interest on deposits                                            2,250           1,953                6,496           5,558
   Interest on short term borrowings                                -                 13                    8              44
   Interest on advances from Federal Home Loan Bank                   11              17                   45              53
   Interest on long-term debt                                          7               6                   20              20
                                                            ------------    ------------         ------------    ------------
           Total interest expense                                  2,268           1,989                6,569           5,675
                                                            ------------    ------------         ------------    ------------

           Net interest income                                     2,588           2,281                7,365           6,548
Provision for loan losses                                            120             120                  360             260
                                                            ------------    ------------         ------------    ------------
           Net interest income after provision for
              loan losses                                          2,468           2,161                7,005           6,288
                                                            ------------    ------------         ------------    ------------
Non-interest income:
   Service charges on deposit accounts                               259             253                  763             747
   Other fees and commissions                                         65              71                  189             194
   Other income                                                      280             225                  841             612
   Gain on sale of securities                                         24               1                   24            -
                                                            ------------    ------------         ------------    ------------
                                                                     628             550                1,817           1,553
                                                            ------------    ------------         ------------    ------------
Non-interest expenses:
   Salaries and employee benefits                                  1,091             962                3,325           2,793
   Occupancy expenses, net                                           119              86                  331             246
   Furniture and equipment expense                                   176             129                  488             385
   Other operating expenses                                          559             484                1,669           1,467
   Loss on sale of securities                                       -               -                    -                 47
                                                            ------------    ------------         ------------    ------------
                                                                   1,945           1,661                5,813           4,938
                                                            ------------    ------------         ------------    ------------

           Earnings before income taxes                            1,151           1,050                3,009           2,903
Income taxes                                                         389             358                  998             986
                                                            ------------    ------------         ------------    ------------

           Net earnings                                     $        762             692         $      2,011           1,917
                                                            ============    ============         ============    ============

Basic earnings per common share                             $        .81             .74         $       2.13            2.05
                                                            ============    ============         ============    ============

Diluted earnings per common share                           $        .79             .72         $       2.09            2.01
                                                            ============    ============         ============    ============

Dividends per share                                         $        .25             .25         $        .25             .25
                                                            ============    ============         ============    ============




See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)


                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
                                                           -----------------------------      ----------------------------
                                                               1998            1997               1998            1997
                                                                  (In Thousands)                     (In Thousands)
Net earnings                                               $        762             692       $      2,011           1,917
                                                           ------------   -------------       ------------    ------------
Other comprehensive earnings (losses) net of tax:
   Unrealized gains on available-for-sale securities
     arising during period, net of income taxes of
     $127,000, $69,000, $131,000 and $58,000
     respectively                                                   207             112                214              94
   Reclassification adjustment for losses (gains) included
     in net earnings, net of income tax expense of
     $9,000, $9,000 and tax benefit of $18,000,
     respectively                                                   (15)           -                   (15)             29
                                                           ------------   --------------      ------------    ------------
           Other comprehensive earnings (loss)                      192             112                199             123
                                                           ------------   -------------       ------------    ------------

           Comprehensive earnings                          $        954             804       $      2,210           2,040
                                                           ============   =============       ============    ============





See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                          1998               1997
                                                                          ----               ----
                                                                               (In Thousands)
Cash flows from operating activities:
   Interest received                                                $        13,747             11,990
   Fees and commissions received                                                952                941
   Interest paid                                                             (6,514)            (5,485)
   Originations of loans held for sale                                      (42,233)           (28,039)
   Proceeds from loan sales                                                  43,245             28,166
   Cash paid to suppliers and employees                                      (5,444)            (4,606)
   Income taxes paid                                                           (949)            (1,077)
                                                                    ---------------    ---------------
                Net cash provided by operating activities                     2,804              1,890
                                                                    ---------------    ---------------

Cash flows from investing activities:
   Loans made to customers, net of repayments                               (19,869)           (20,835)
   Proceeds from sales of available-for-sale securities                       1,519              7,236
   Proceeds from maturities and calls of available-for-sale
     securities                                                               8,868              2,810
   Purchase of available-for-sale securities                                (24,109)            (5,695)
   Purchase of premise and equipment                                         (1,039)            (1,141)
   Proceeds from sale of other real estate                                        2               -
                                                                    ---------------    ----------------
                Net cash used In investing activities                       (34,628)           (17,625)
                                                                    ---------------    ---------------

Cash flows from financing activities:
   Net increase in time deposits                                             11,168              8,919
   Net increase in non-interest bearing, savings and NOW
     deposit accounts                                                        17,452              9,662
   Payment of dividend                                                         (236)              (233)
   Issuance of common stock                                                     175                178
   Repayment of note payable - line of credit                                  (600)              (200)
   Repayment of long-term debt                                                   (4)                (4)
   Repayment from advances from Federal Home Loan Bank                         (248)               (38)
                                                                    ---------------    ---------------
                Net cash provided by financing activities                    27,707             18,284
                                                                    ---------------    ---------------

Net increase (decrease) in cash and cash equivalents                         (4,117)             2,549

Cash and cash equivalents at beginning of period                             15,400              9,137
                                                                    ---------------    ---------------

Cash and cash equivalents at end of period                          $        11,283             11,686
                                                                    ===============    ===============



See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                                      1998               1997
                                                                                      ----               ----
                                                                                           (In Thousands)
Reconciliation of net earnings to net cash provided by
  operating activities:
     Net earnings                                                               $         2,011              1,917
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                                                        389                250
       Provision for loan losses                                                            360                260
       Gain on sale of investment securities - available-for-sale                           (24)              -
       Loss on sale of investment securities - available-for-sale                         -                     47
       Decrease (increase) in loans held for sale                                           171               (485)
       Increase in interest receivable                                                     (160)              (162)
       Increase in other assets, net                                                       (150)              (184)
       Increase in other liabilities                                                        152                 57
       Increase in interest payable                                                          55                190
                                                                                ---------------    ---------------
                Total adjustments                                                           793                (27)
                                                                                ---------------    ---------------

                Net cash provided by operating activities                       $         2,804              1,890
                                                                                ===============    ===============





Supplemental Schedule of Noncash Activities:

     Change in unrealized gain (loss) in value of securities
       available-for-sale, net of income taxes of $122
       and income taxes of $72,000, respectively                                $           199                123
                                                                                ===============    ===============



See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)



BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of First Financial Corporation and its wholly-owned subsidiary, First Bank and Trust (First Bank). In July, 1998, First Bank formed a wholly-owned subsidiary, American Title and Escrow (ATE). ATE had no activity during the quarter and has been consolidated with First Bank and Trust.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain reclassifications have been made to the 1997 figures to conform to the presentation for 1998.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, and the results of operations for the three months and nine months ended September 30, 1998 and 1997, comprehensive earnings for the nine months and three months ended September 30, 1998 and 1997 and changes in cash flows for the nine months ended September 30, 1998 and 1997. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1997 Annual Report to stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                                             Nine Months Ended
                                                                               September 30,
                                                                    ----------------------------------
                                                                          1998               1997
                                                                          ----               ----
                                                                              (In Thousands)
     Balance, January 1, 1998 and 1997, respectively                $         1,704              1,541
     Add (deduct):
        Losses charged to allowance                                            (356)              (120)
        Recoveries credited to allowance                                         23                 19
        Provision for loan losses                                               360                260
                                                                    ---------------    ---------------
     Balance, September 30, 1998 and 1997, respectively             $         1,731              1,700
                                                                    ===============    ===============

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

The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and nine months ended September 30, 1998 and 1997:

                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                           ------------------------       ------------------------
         (In Thousands, except share amounts)                  1998          1997             1998          1997
                                                               ----          ----             ----          ----
         Basic EPS Computation:
           Numerator - net earnings available to
              common shareholders                          $       762          692       $    2,011         1,917
                                                           -----------   ----------       ----------    ----------
           Denominator - weighted average number of
              common shares outstanding                        942,646      939,440          942,495       933,920
                                                           -----------   ----------       ----------    ----------

           Basic earnings per common share                 $       .81          .74       $     2.13          2.05
                                                           ===========   ==========       ==========    ==========

         Diluted EPS Computation:
           Numerator                                       $       762          692       $    2,011         1,917
                                                           -----------   ----------       ----------    ----------

           Denominator:
              Weighted average number of common
                shares outstanding                             942,646      939,440          942,495       933,920
              Dilutive effect of stock options                  20,551       20,000           20,551        20,000
                                                           -----------   ----------       ----------    ----------
                                                               963,197      959,440          963,046       953,920
                                                           -----------   ----------       ----------    ----------

         Diluted earnings per common share                 $       .79          .72       $     2.09          2.01
                                                           ===========   ==========       ==========    ==========


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

FORWARD-LOOKING STATEMENTS

              Management's discussion of the Company, and management's analysis of the Company's operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is "forward looking" and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, material unforeseen complications related to addressing Year 2000 issues (both as to the Company and as to its customers, vendors, consultants and governmental agencies), as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 2, as well as other portions of this Report) is to provide Form 10-QSB readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

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

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT, CONTINUED

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

              The Company's investment portfolio consists of earning assets that provide interest income. For those securities classified as held-to-maturity, the Company has the ability and intent to hold these securities to maturity or on a long-term basis. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. The Company has approximately $18.8 million of securities scheduled to mature or reprice in the next twelve months.

              A secondary source of liquidity is the Bank's loan portfolio. At September 30, 1998 first mortgage loans of approximately $21.5 million and other loans of approximately $75.4 million either will become due or will be subject to rate adjustments within twelve months from the respective date.
Continued emphasis will be placed on structuring adjustable rate loans.

              As for liabilities, certificates of deposit of $100,000 or greater of approximately $26.6 million will become due or subject to repricing during the next twelve months. The Bank's deposit base increased approximately $28.6 million during the nine months ended September 30, 1998.

              The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At September 30, 1998 the Company had $694,000 of these advances and has a total line of credit with the FHLB of $9,000,000. In addition, the subsidiary has a line of credit with other banks totaling $14,000,000 which can be used to purchase Federal funds. The Company also has a $5,000,000 line of credit which currently has no outstanding balance.

              As of September 30, 1998, the Bank's asset sensitivity was 14.2% (the excess of earning assets over interest sensitive liabilities divided by total assets at the one year threshold). Management estimates an increase or decrease in interest rates of 1% would have an immaterial impact on earnings.

              Management works diligently to maintain proper liquidity. It is anticipated that with present maturities, the projected growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 21.7% at September 30, 1998 and 19.5% at December 31, 1997.

                           FIRST FINANCIAL CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

CAPITAL RESOURCES

              A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 7.5% at September 30, 1998 and December 31, 1997. Total assets increased 14.2% during the nine months ended September 30, 1998. Cash dividends paid during 1997 were $.25 per share. Cash dividends of $.25 per share were paid during the first nine months of 1998. Cash dividends will be paid or increased in the remainder of 1998 over 1997 only in the discretion of the Board of Directors to the extent profits increase.

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

              The following schedule details the Company's risk-based capital at September 30, 1998 (excluding the effect of the adoption of SFAS No. 115):

                                                              In Thousands
                                                              ------------
                                                          (except percentages)
     Tier I capital:
        Stockholders' equity                                  $       17,663

     Tier II capital:
        Allowable allowance for loan losses                            1,731

                     Total risk-based capital                 $       19,394
                                                              ==============

     Risk-weighted assets                                     $      176,693
                                                              ==============

     Risk-based capital ratios:
        Tier I capital ratio                                           10.00%
                                                              ==============

        Total capital ratio                                            10.98%
                                                              ==============


                           FIRST FINANCIAL CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

CAPITAL RESOURCES, CONTINUED

              The Company is required to maintain a risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At September 30, 1998, the Company and its subsidiary bank were in compliance with these requirements.

              In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets) of a minimum of 4%. The leverage ratio at September 30, 1998 was 7.48%.

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

              There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide liquidity in the shares. During the nine months ending September 30, 1998 the Company issued 1,000 shares of its voting common stock in connection with the exercise of stock options and no shares were redeemed. No shares of the Company's voting common stock were redeemed during the year ending December 31, 1997. These trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value.

              In April, 1993, the stockholders approved a stock option plan whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At September 30, 1998, 79,400 shares had been granted at $10 per share (4,176 shares have been exercised at September 30, 1998); 2,000 shares had been granted at $12 per share (600 shares have been exercised at September 30, 1998), 4,000 shares were granted at $13 per share (no shares have been exercised as of September 30, 1998), 29,792 shares were granted at $15 per share (622 shares have been exercised at September 30, 1998), 528 shares were granted at $19 per share (no shares have been exercised as of September 30, 1998) and 13,000 shares were granted at $22.50 per share (100 shares have been exercised as of September 30, 1998). The options are granted at the estimated market price of the stock at the date the option was granted. At September 30, 1998 there were 123,222 shares granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At September 30, 1998 options to purchase 30,280 common shares were available for grant in future years.

                           FIRST FINANCIAL CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

CAPITAL RESOURCES, CONTINUED

              At present, the net book value of premises and equipment is 40.7% of the Company's capital. The subsidiary bank now has a significant presence in the Wilson County market with offices in Mt. Juliet, Tennessee, Hermitage, Tennessee and Lebanon, Tennessee. The bank also has a branch bank facility in Smyrna, Rutherford County, Tennessee which opened in the fourth quarter of 1997. The Company is also in the process of constructing a new branch bank facility in Donelson, Davidson County, Tennessee. The Company will open a loan production office in Murfreesboro, Rutherford County, Tennessee in November, 1998. Management believes that expansion into these different markets diversifies its risk and provides increased opportunity for generating growth and profits. At present the ratio of fixed assets to capital at the subsidiary bank level is 40.9%. Investment in fixed assets can have a detrimental impact on profits, particularly in the short term.

YEAR 2000 ISSUES

              The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field, and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g., 1900 and 2000). To address the Year 2000 issue, the Company has adopted a broad-based approach designed to encompass the Company's total environment.

              The Board of Directors of First Bank has taken a proactive approach. A Y2K Coordinator was appointed and the EDP Committee was asked to serve as the Y2K Steering Committee. The Y2K Action Team was formed consisting of key people from all areas of the bank. The Action team is following a comprehensive seven phase Y2K Action Plan with a detailed Work Plan. Senior management and the Board of Directors approved a timeline and budget of $213,435. Actual expenditures to date and currently anticipated future expenditures are within this estimate. The Board of Directors reviews the status of the plan on a monthly basis. Areas being addressed by the Y2K Action Team are:

          - The mission critical hardware and software within the bank. This includes FiServ, Inc., the bank's data processor. Twelve additional pieces of software are included on this list.

          -    Software interfaces.

          - Hardware. The bank's Wide Area Network and each workstation or stand alone PC.

          -    Communications. Includes the phone systems.

          - Customer Awareness. Brochures have been developed, seminars conducted with employees and customers, information added to the bank's web site www.1firstbank.com.

                           FIRST FINANCIAL CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

YEAR 2000 ISSUES, CONTINUED

          - Customer Evaluations. The loan and deposit bases have been evaluated for possible risk. This evaluation will be on going through January 1, 2000. Evaluation rating will be adjusted as necessary.

          - Environment. The physical building and the systems utilized to keep it operating smoothly and comfortably for the bank's employees.

          -    Vendors.

          - Printed Paper Forms. All forms have been evaluated for combination two digit date fields. Those beginning with 19 will be replaced.

              First Bank's Y2K Action Team has contacted each vendor or supplier to determine their Year 2000 readiness. The Action Team is in the process of testing and validating the renovation of all systems and hardware. The target date for completion is December 31, 1998. It is anticipated that this phase will be substantially completed at that time.

              First Bank does not expect the Year 2000 issue to have a material impact to operations, liquidity or financial condition due to the comprehensive plan carried out by the Y2K Action Team. However, there are no guarantees with the Year 2000 and the team will continuously evaluate the Company's position until January 31, 2000. Management also believes that First Bank's (and the Company's) ultimate ability to successfully address the Year 2000 issue will be significantly affected by external factors such as the success of governmental agencies, suppliers and customers to address their own Year 2000 issues. Although management is actively addressing and establishing contingency plans to deal with these external factors, they ultimately are beyond management's control.

RESULTS OF OPERATIONS

              Net earnings were $2,011,000 for the nine months ended September 30, 1998 as compared to $1,917,000 for the same period in 1997.

              As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, which is the excess of interest earned over interest paid. This is particularly true with the potential volatility of interest rates that exists in any economy.

              The Company's interest income, excluding tax equivalent adjustments, increased by $1,711,000 or 14.0% during the nine months ended September 30, 1998 and $1,451,000 or 13.5% for the same period in 1997. Interest income for the quarter ended September 30, 1998 increased $586,000 or 13.7% over the quarter ended September 30, 1997 and $199,000 or 4.3% over the second quarter of 1998. The increases were primarily attributable to higher volumes of earning assets. The ratio of average earning assets to total average assets was 91.5% for the nine months ended September 30, 1998 and 93.1% for the year ended December 31, 1997.

                           FIRST FINANCIAL CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              Interest expense increased by $894,000 for the nine months ended September 30, 1998 or 15.8% compared to an increase of $800,000 or 16.4% for the same period in 1997. Interest expense for the quarter ended September 30, 1998 increased $279,000 or 14.0% as compared to the quarter ended September 30, 1997 and increased $57,000 or 2.6% over the second quarter of 1998. The increases in 1998 and 1997 can be attributable largely to an increase in volume.

              The foregoing contributed to an increase in net interest income of $817,000 or 12.5% during the first nine months of 1998 and $651,000 or 11.0% in the comparable period of 1997. Net interest income for the quarter ended September 30, 1998 increased $307,000 or 13.5% as compared to $240,000 or 11.8% for the comparable period of 1997.

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

              The Company's first mortgage single family residential mortgage, consumer, other loans secured by real estate and credit card loans which total approximately $40,544,000, $26,274,000, $14,806,000 and $1,013,000, respectively at September 30, 1998, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At September 30, 1998 and 1997 impaired loans which had been placed on non-accrual status totaled $20,000 and $329,000, respectively.

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

              Impaired loans and related allowance for loan loss amounts at September 30, 1998 and December 31, 1997 were as follows:

                                                                1998                             1997
                                                     ----------------------------     -------------------------
                                                                     Allowance                       Allowance
                                                       Recorded         for             Recorded        for
                         (In Thousands)               Investment     Loan Loss         Investment    Loan Loss
                                                      ----------     ---------         ----------    ---------
              Impaired loans with allowance for
                loan loss                            $   1,385,259      277,052          715,000        143,000

              Impaired loans with no allowance for
                loan loss                                     -            -                -              -
                                                     -------------- ------------      -------------------------


                                                     $   1,385,259      277,052          715,000        143,000
                                                     =============  ===========       ==========    ===========

                           FIRST FINANCIAL CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              The provision for loan losses was $360,000 for the first nine months of 1998 compared to $260,000 for the same period in 1997. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problem loans on a timely basis.

              The average recorded investment in impaired loans for the nine months ended September 30, 1998 and 1997 was $1,050,129 and $642,441,
respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was $118,832 and $73,186 for the nine months ended September 30, 1998 and 1997, respectively. There was no interest income recognized on the cash method for the period that such loans were impaired.

              The following schedule details selected information as to non-performing loans of the Company at September 30, 1998:

                                                           Past Due
                                                            90 Days         Non-Accrual
                                                           --------         -----------
                                                                 (In Thousands)
     Real estate loans                                 $           181                  33
     Installment loans                                             104                -
     Commercial                                                    188                  20
                                                       ---------------    ----------------
                                                       $           473                  53
                                                       ===============    ================

                     Renegotiated loans                $         -                    -
                                                       ===============    ================


              At September 30, 1998, loans which include the above, totaling $2,587,000 were included in the Company's internal classified loan list. Of these loans $711,000 are consumer and $1,876,000 are commercial loans. The collateral values securing these loans total approximately $4,556,000, ($1,595,000 related to consumer loans and $2,961,000 related to commercial loans). The determination of these collateral values involves subjective judgment which are not guaranteed. Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

              There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at September 30, 1998 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                           FIRST FINANCIAL CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

              Non-interest income, excluding securities transactions, increased $240,000 or 15.5% during the nine months ended September 30, 1998 and increased $262,000 or 20.3% for the same period in 1997. The increase for the quarter ended September 30, 1998 was $55,000 or 10% as compared to the comparable quarter in 1997 and a decrease of $30,000 or 4.7% as compared to the quarter ended June 30, 1998. The primary increases in non-interest income consists of an increase in income generated from sales of mortgage loans. The decrease from the quarter ended September 30, 1998 as compared to the quarter ended June 30, 1998 is due to a decline in the rate of increase in income from the sale of mortgage loans. Mortgage loan income (included in other income) for the nine month period ended September 30, 1998, was $841,000 as compared to $612,000 for the period ending September 30, 1997. The increase of $229,000 or 37.4% has been caused in large measure by the increase in the refinancing of mortgage loans as compared to the same period in last year and the increase in housing development in the subsidiary bank's service area. Other increases in 1998 and 1997 resulted from increased service charges on deposits, primarily for demand deposit and NOW accounts. These increases in service charges were generally the result of additional volume combined with modest price increases to offset a portion of the interest costs of NOW accounts and the increased costs of processing the demand deposit accounts. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

              Non-interest expense, excluding securities transactions, increased $922,000 or 18.9% during the first nine months of 1998 and $515,000 or 11.8% during the same period in 1997. The increase for the quarter ended September 30, 1998 was $284,000 or 17.1% as compared to the comparable quarter in 1997 and a decrease of $1,000 or .05% as compared to the quarter ended June 30, 1998. The increases in 1998 and 1997 were primarily attributable to increases in salaries and employee benefits which is due to increased number of employees, increases in annual compensation and an increase in occupancy and furniture and fixture expenses associated with the opening of a new branch late in 1997.

              There was a $24,000 security gain in the available-for-sale category for the nine months ended September 30, 1998. There were securities losses for the nine months ended September 30, 1997 totaling $47,000.

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

              There have been no material changes in reported market risks during the nine months ended September 30, 1998. Please refer to Item 2 of
Part I of this report for additional information related to market and other risks.

                           PART II. OTHER INFORMATION






ITEM 1.      LEGAL PROCEEDINGS

                None

ITEM 2.      CHANGES IN SECURITIES

(a)          Not Applicable

(b)          Not Applicable

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

(a)          Not Applicable

(b)          Not Applicable

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

(a)          None

(b)          Not Applicable

(c)          Not Applicable

(d)          Not Applicable

ITEM 5.      OTHER INFORMATION

(a)          Not Applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at September 30, 1998 (unaudited) and as is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-QSB for the period ending September 30, 1998.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES






              In accordance with the requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FIRST FINANCIAL CORPORATION
                                              ---------------------------
                                                       (Registrant)




DATE:    November 10, 1998                 /s/ David Major
         -----------------               ---------------------------------------
                                         David Major
                                         Chairman, President and Chief Executive
                                             Officer



DATE:     November 10, 1998                /s/ Sally Kimble
          -----------------              ---------------------------------------
                                         Sally Kimble
                                         Treasurer, Chief Financial Officer, and
                                             Chief Accounting Officer