Form 10KSB
period 1998-12-31
FIRST FINANCIAL CORP / TN
filed 1999-03-24
CIK 878967

================================================================================

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                   FORM 10-KSB
                                   -----------

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Fiscal Year Ended December 31, 1998
                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the Transition Period from _______________ to _______________

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

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                      Common Voting Stock, Par Value $2.50
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X    No
                                                               ------     -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                      -------

The issuer's revenues for the year ended December 31, 1998 were $21,438,000.

The aggregate market value based upon the estimated market price of $35.00 per share based on the last known privately negotiated transaction in the shares (in that there exists no established trading market for registrant's shares and no bid or asked prices of such stock are available) of the issuer's common voting stock (its only outstanding class of securities) that are held by nonaffiliates as of March 16, 1999 is approximately $24,097,886. The market value calculation assumes that all shares beneficially owned by members of the Board of Directors and the executive officers of the Registrant are owned by "affiliates," a status that each of these persons individually disclaims. This is based on an estimated 688,511 shares held by non-affiliates at December 31, 1998 (outstanding shares of 952,560 less 264,049 shares attributed to the Directors and executive officers, not including shares subject to options exercisable within 60 days).

The number of shares outstanding for each of the Registrant's classes of common stock, as of March 16, 1999: 953,328.

DOCUMENTS INCORPORATED BY REFERENCE: As set forth in the Exhibit Index, the issuer is incorporating by reference certain portions of its Annual Report to security holders for the fiscal year ended December 31, 1998, into Part I, Item 1, Part II, Items 6 and 7, of this Report.

Transitional Small Business Disclosure Format (check one).  Yes      No   X
                                                                ----    -----
================================================================================

                           FIRST FINANCIAL CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

PART I...........................................................................  1

            ITEM 1.       DESCRIPTION OF BUSINESS................................  1
            ITEM 2.       DESCRIPTION OF PROPERTY................................ 36
            ITEM 3.       LEGAL PROCEEDINGS...................................... 36
            ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                          SECURITY HOLDERS....................................... 36

PART II.......................................................................... 36

            ITEM 5.       MARKET FOR COMMON EQUITY AND
                          RELATED STOCKHOLDER MATTERS............................ 36
            ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OR PLAN OF OPERATION................................... 40
            ITEM 7.       FINANCIAL STATEMENTS................................... 40
            ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH
                          ACCOUNTANTS ON ACCOUNTING AND
                          FINANCIAL DISCLOSURE................................... 40

PART III......................................................................... 41

            ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                          CONTROL PERSONS; COMPLIANCE WITH SECTION
                          16(a) OF THE EXCHANGE ACT. ............................ 41
            ITEM 10.      EXECUTIVE COMPENSATION................................. 43
            ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                          OWNERS AND MANAGEMENT.................................. 46
            ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........ 48
            ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K....................... 48

            Signatures........................................................... 50

            Exhibit Index.........................................................51

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

         The Company's principal business is the ownership of First Bank. The Company and First Bank have focused on developing the financial services of the Bank in Wilson, Rutherford and Davidson Counties in Tennessee and in other areas (generally, in those counties reasonably close to Wilson County). Expansion continues in Wilson, Rutherford, and Davidson Counties, Tennessee. At December 31, 1998, the Company had total assets of $269,234,000 and First Bank had total deposits of $247,711,000. The Company reported net earnings of $2,848,000 in 1998. Additional information concerning the general development of the Company's business during the past three years is set forth in Item 6, "Management's Discussion and Analysis or Plan of Operation," and in Item 7, "Financial Statements," in this Annual Report on Form 10-KSB ("Report").

         The principal executive offices of the Company and First Bank are located at 1691 North Mt. Juliet Road, Box 355, Mt. Juliet, Wilson County, Tennessee 37122, telephone (615) 754-2265.

         Please refer to "Business of the Company" below and to the consolidated financial statements for the year ended December 31, 1998 (the "Consolidated Financial Statements"). CERTAIN OF THE STATEMENTS IN THIS REPORT AND IN THE CONSOLIDATED FINANCIAL STATEMENTS ARE "FORWARD LOOKING," AND THE COMPANY'S ACTUAL COSTS, EXPERIENCE, AND RESULTS MAY DIFFER DUE TO, AMONG OTHER THINGS, ACTUAL EXPERIENCE, GOVERNMENTAL REGULATIONS, OVERALL ECONOMIC CONDITIONS, AND OTHER FACTORS THAT, AS TO OCCURRENCE OR IMPACT, CANNOT BE RELIABLY PREDICTED.

(B)      BUSINESS OF THE COMPANY.

         The Company's principal business is the ownership of First Bank and all material operations of the Company are currently conducted through First Bank, its wholly owned subsidiary. The Company and the Bank concentrate on developing the financial service business of the Bank in Wilson, Davidson and Rutherford Counties in Tennessee and in other trade areas (generally, in those counties reasonably close to Wilson County). First Bank is a Tennessee banking corporation originally established in 1989. The Bank conducts a full-service commercial banking business centered principally in Wilson County, Tennessee, with full-service banking offices located also in Rutherford and Davidson Counties in Tennessee.

         The Company's principal source of income in 1998 was the earnings of First Bank. First Bank's earnings are primarily derived from interest income from loans and returns from its investment portfolio. The Company may in the future engage in various business activities permitted of bank holding companies, either directly, through newly formed subsidiaries, or through acquisitions. The Company intends to provide banking and financial services in Middle Tennessee, with a principal focus in the Wilson, Rutherford, and Davidson County trade areas, through the operations of First Bank.

         First Bank has its principal office in Mt. Juliet, Tennessee and additional banking offices in Hermitage, Donelson, Lebanon, Old Hickory, and Smyrna, Tennessee. The Bank operates one loan production office in

Murfreesboro, Tennessee. The Bank provides banking and financial services throughout the Middle Tennessee markets of Wilson, Davidson, Rutherford and other contiguous counties. For retail customers, the Bank offers a full range of depository products including regular and money market checking accounts; regular, special, and money market savings accounts; various types of certificates of deposit and Individual Retirement Accounts, as well as safe deposit facilities. First Bank also offers its retail customers consumer and other installment loans and credit services. The Bank makes available to local businesses and institutions traditional lending services, such as lines of credit, accounts receivable and floor plan loans, and real estate and real estate construction loans, as well as standard depository services. The Bank's principal source of income is from interest earned on personal, commercial, agricultural, and real estate loans of various types; and from fees earned on the origination and sale of mortgage loans. First Bank has correspondent banking relationships with a variety of banks, including certain regional banks. First Bank has no active trust department. The Company and First Bank intend for the foreseeable future to concentrate their efforts in Middle Tennessee.

         The Company had at December 31, 1998 an annually renewable line of credit in an amount not to exceed five million dollars with an unaffiliated commercial bank. This line is secured by all of the stock of First Bank. This line is available for use to repurchase shares of the Company's Common Stock (with a view to fostering some liquidity in the shares where appropriate in the judgment of management) and for other cash needs of the Company. The line has been extended for one year periods from time to time and is currently scheduled to mature on or before June 30, 1999. At maturity, the line may be converted to a term note for a period not to exceed ten (10) years. Beginning July 1, 1999, the Company has the option, prior to the beginning of the following month, to select either the prime rate of the lender or a fixed three month rate of 2.25% over the London Interbank Offered Rate. Under the loan terms, the Company must assure that First Bank maintains a ration of total capital to total tangible assets greater than or equal to those of a "well capitalized" bank as defined by the regulatory authorities. The outstanding balances of this line was zero at year end 1998 and $600,000 at year end 1997.

         In addition, the Company has certain long-term debt. The Company originally executed a 7.0% promissory note in the amount of $400,000 on October 26, 1994. At December 31, 1998, the outstanding principal balance of this debt was approximately $381,000. The promissory note is payable in monthly principal and interest installments of $2,661, with the remaining balance due October 26, 2004. This note is secured by a first mortgage deed of trust lien on land originally purchased for a future branch site. Construction of this branch was completed in 1996 and this branch is now open for business. Principal maturities for the years 1999 through 2003 are $5,000, $6,000, $6,000, $7,000 and $7,000, respectively, with the remaining balance of $350,000 due in later years.

         The Company also has available to it the ability to obtain certain advances from the Federal Home Loan Bank. At December 31, 1998, the Company had outstanding advances from that bank of approximately $683,000 as compared to $942,000 at December 31, 1997. The advances bear different interest rates, varying from 7.05% to 7.65%. These advances were collateralized at December 31, 1998, by first mortgage loans from First Bank's mortgage loan portfolio aggregating an estimated $1,025,000.

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

FINANCIAL SUMMARY OF THE COMPANY

         A financial summary of the Company and its consolidated subsidiary, First Bank, is detailed below (amounts are rounded):

                                   DECEMBER 31
                     (Dollars in Thousands except Per Share)



---------------------------------------------------------------------------------------------
                                       1998        1997        1996        1995        1994
---------------------------------------------------------------------------------------------
Total Assets                         $269,234    $212,492    $183,973    $157,755    $125,589

Total Earning Assets                 $246,820    $196,986    $170,692    $146,779    $115,871

Total Deposits                       $247,711    $193,260    $167,445    $142,922    $113,030

Stockholders' Equity                 $ 18,885    $ 15,962    $ 13,173    $ 11,047    $  8,885

Gross Revenues                       $ 21,438    $ 18,742    $ 16,368    $ 13,919    $ 10,735

Net Earnings                         $  2,848    $  2,604    $  2,350    $  1,741    $  1,330

Basic Earnings per Common Share      $   3.01    $   2.78    $   2.53    $   1.89    $   1.43

Diluted Earnings per Common Share    $   2.91    $   2.71    $   2.50    $   1.88    $   1.43
---------------------------------------------------------------------------------------------

SUBSIDIARY

         First Bank is the Company's sole direct subsidiary. An organizational chart of the Company and its subsidiary, and First Bank and its subsidiaries, appears as part of Exhibit 21.

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

SUPERVISION AND REGULATION

         The commercial banking business is highly regulated. Both the Company and First Bank are subject to the supervision, examination, and regulation of various federal and state agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Tennessee Department of Financial Institutions, and the Federal Deposit Insurance Corporation ("FDIC"). The requirements and restrictions imposed by the laws of the United States and the State of Tennessee on the Bank and/or on the Company include requirements to maintain reserves against deposits, limitations on the interest rates that may be charged on various types of loans, and restrictions on the nature and amount of loans that may be granted and on the types of investments which may be made. The operations of bank holding companies and banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity, truth in savings disclosures, debt collection laws, and regulation of consumer lending practices.

         Congress and state legislatures periodically propose new legislation affecting the operations of bank holding companies and banks, so no assurance can be given that the statutes and regulations described below will remain in effect or that the Company and its subsidiary, First Bank, will remain at all times in complete compliance with all applicable laws and regulations. The discussion in this section, which briefly summarizes certain of such statutes, does not purport to be complete, and it is qualified in its entirety by reference to such statutes and regulations.

Bank Holding Company Act

         As a registered bank holding company, the financial condition and operations of the Company as well as those of its subsidiary, First Bank, are subject to examination and supervision by the Federal Reserve Board. The Bank Holding Company Act requires prior Federal Reserve Board approval for bank acquisitions and prohibits a bank holding company from engaging in any business other than banking or bank-related activities. Specifically, the Bank Holding Company Act requires that a bank holding company obtain prior approval of the Federal Reserve Board before (1) acquiring, directly or indirectly (except in certain limited circumstances), ownership or control of more than 5% of the voting stock of a bank, (2) acquiring all or substantially all of the assets of a bank, or (3) merging or consolidating with another bank holding company. The Bank Holding Company Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and furnishing or performing services for the banks that it controls.

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

         Capital Adequacy. The Federal Reserve Board has issued standards for measuring capital adequacy for bank holding companies. These standards are designed to provide risk-responsive capital guidelines and to incorporate a consistent framework for use by financial institutions operating in major international financial markets. The banking regulators have issued standards for banks that are similar to, but not identical with, the standards for bank holding companies. In general, the risk-related standards require financial institutions and financial institution holding companies to maintain certain capital levels based on "risk-adjusted" assets, so that categories of assets with potentially higher credit risk will require more capital backing than categories with lower credit risk. In addition, banks and bank holding companies are required to maintain capital to support off-balance-sheet activities such as loan commitments. The Company and its subsidiary financial institution, First Bank, exceed all applicable capital adequacy minimums. Please refer to the Consolidated Financial Statements (Item 7 of this Report) and to the Section entitled "Management's

Discussion and Analysis or Plan of Operation," which appears as Item 6 of this Report, and to "Capital Adequacy" herein, for additional information.

         Support of Subsidiary Banks. Under Federal Reserve Board policy, the Company is expected to act as a source of financial strength to its subsidiary (the Bank) and to commit resources to support First Bank in circumstances where it might not choose to do so absent such a policy. This support may be required at times when the Company may not find itself able to provide it. In addition, any capital loans by the Company to First Bank would also be subordinate in right of payment to depositors and certain other indebtedness of such subsidiary Bank. Consistent with this policy regarding bank holding companies serving as a source of financial strength for their subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and over all financial condition.

THE FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act as well as several other federal banking statutes. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure and significantly undercapitalized if it is significantly below such measure. The critically undercapitalized level occurs where tangible equity is less than 2% of total tangible assets or less than 65% of the minimum leverage ratio to be prescribed by regulation (except to the extent that 2% would be higher than such 65% level). A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

         FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are also subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution's holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

         Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

         The five FDICIA capital categories described above will be used by the banking regulators to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., bank holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of 5% of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions. Further, these institutions will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         In order to comply with the FDICIA, the Federal Reserve Board and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting criteria, interest rate exposure, asset growth, and compensation, fees and benefits.

CAPITAL ADEQUACY

         Under the Federal Reserve Board's risk-based capital guidelines applicable to the Company, the minimum ratio of capital to risk-weighted assets (including certain off-balance sheet items, such as standby letters of credit) is 8%. To be considered a "well capitalized" bank under the guidelines, a bank must have a total risk-based capital ratio in excess of 10%. Under these guidelines, at least half of the total capital is to be comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, after subtracting certain intangibles, and certain other adjustments ("Tier 1 capital"). The remainder may consist of perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, other preferred stock not qualifying for Tier 1 capital and a limited amount of loan loss reserves ("Tier 2 capital"). Bank is subject to similar capital requirements adopted by the FDIC. In addition, the Federal Reserve Board, the FDIC and the Office of the Comptroller of the Currency have adopted a minimum leverage ratio (Tier 1 capital to adjusted quarter average assets) of 4%. Generally, banking organizations are expected to operate well above the minimum required capital level of 4% unless they meet certain specified criteria, including that they have the highest regulatory ratings. Most banking organizations are required to maintain a leverage ratio of 4% plus an additional cushion of at least 1% to 2%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance upon intangible assets. Failure to meet capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC, issuance of a capital directive, a prohibition on the taking of brokered deposits and certain other restrictions.

         On December 31, 1998 the Company's subsidiary bank exceeded the "well capitalized" threshold per the guidelines, with a Tier 1 capital ratio of 9.7%, a total risk-based capital ratio of 10.6%, and a leverage ratio of 7.4%.

THE RIEGLE-NEAL INTERSTATE BANKING AND BRANCHING EFFICIENCY ACT

         In September 1994, the Interstate Banking Act became law. The Interstate Banking Act provides that as of September 29, 1995, adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks were preempted as of the effective date, although states were permitted to require that target banks located within the state be in existence for a period of up to five years before such banks may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that would result in the acquirer controlling 30% or more of the deposits of insured banks and thrifts held in the state in which the acquisition or merger is occurring or in any state in which the target maintains a branch or 10% or more of the deposits nationwide. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state acquirers, and the federal deposit caps apply only to initial entry acquisitions.

         In addition, the Interstate Banking Act provides that as of June 1, 1997, adequately capitalized and managed banks may engage in interstate branching by merging banks in different states and allowing banks to maintain branches in states other than the states where they maintain their principal place of business. Various proposed new laws have been (and will likely be) introduced in the Tennessee General Assembly in response to the Interstate Banking Act, as well as in response to other legal, regulatory, interest group, and economic developments, the form or impact of which cannot be reliably predicted.

CHANGES IN LAWS AND REGULATIONS

         Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such changes and the impact such changes might have on the Company and its subsidiaries, however, cannot be determined at this time.

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

         Failure to meet capital requirements can initiate certain mandatory - and possibly additional discretionary actions by regulators that could, in that event, have a direct material effect on the institution's financial statements. The relevant regulations require First Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Company and First Bank. Those qualitative judgments could also affect the Company's and First Bank's capital status and the amounts of dividends the subsidiary bank may distribute. At December 31, 1998, management believes that the Company and the Bank meet all such capital requirements to which they are, respectively, subject.

         The Company and the Bank are subject to various legal restrictions on the extent to which a bank holding company (such as the Company) and any nonbank subsidiary that it might own or form in the future can borrow or otherwise obtain credit from any bank subsidiary such as the Bank. For example, First Bank is subject to limitations imposed by Section 23A of the Federal Reserve Act with respect to extensions of credit to, investments in, and certain other transactions with, the Company. In general, these restrictions require that any such extensions of credit must be on non-preferential terms and secured by designated amounts of specified collateral and be limited, as to the holding company or any one of such nonbank subsidiaries, to 10% of the lending institution's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20% of such capital stock and surplus. Further, Section 23B of the Federal Reserve Act imposes restrictions on "non-credit" transactions between the Bank and the Company (and nonbank Company affiliates).

TENNESSEE BANK AND BANK HOLDING COMPANY REGULATION; RESTRICTIONS ON DIVIDENDS

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

DEPOSIT INSURANCE

         First Bank is subject to charges for deposit insurance coverage by the FDIC. The Bank's deposits are insured under the Bank Insurance Fund, which is administered by the FDIC. The rates charged to the Bank for deposit insurance vary from year to year and are expected to increase for the year 1999.

BANK AND BANK HOLDING COMPANY REGULATION; RESTRICTIONS ON DIVIDENDS

         Subject to certain exceptions and the ultimate impact of the Interstate Banking Act, both a Tennessee bank holding company and an out-of-state bank are prohibited under Tennessee law from acquiring control of, merging, or consolidating with a Tennessee bank, unless the Tennessee bank has been in operation for at least five (5) years. Notwithstanding the above-described prohibition(s), a bank which does not have its home state in Tennessee may establish or acquire a branch in Tennessee through the acquisition of all or substantially all of the assets and the assumption of all or substantially all of the liabilities of or related to a branch located in Tennessee which has been in operation for at least five (5) years, provided that the laws of the home state of the out-of-state bank permit Tennessee banks to establish and maintain branches in that state through the acquisition of a branch under substantially the same terms and conditions. A bank or bank holding company is prohibited from acquiring any bank in Tennessee if the bank or bank holding company (including all insured depository institutions which are affiliates of the bank or bank holding company), upon consummation of the acquisition, would control thirty percent (30%) or more of the total amount of the deposits of the insured depository institutions in Tennessee. Under Tennessee law, any Tennessee bank that has been in operation for at least five years may be acquired, under certain circumstances, by banks and bank holding companies from outside Tennessee. Acquisitions are subject to the approval of the Commissioner of the Tennessee Department of Financial Institutions (the "TDFI"), the FDIC, and the Federal Reserve Board based upon a variety of statutory and regulatory criteria. Branching is regulated generally by the TDFI and the FDIC pursuant to certain state and federal law requirements and the Interstate Banking Act.

         A bank chartered under the laws of the State of Tennessee, such as First Bank, is subject to the applicable provisions of the Tennessee Banking Act and to other matters of that Act (such as, solely by way of example and not limitation, in respect of usury and branching). All national banks, all subsidiary banks of a bank holding company, and (as a practical matter) all banks chartered under Tennessee law must become and remain insured banks under the Federal Deposit Insurance Act ("FDIA"). As a state chartered bank, First Bank is not required to be a member of the Federal Reserve System and it is not a member. First Bank is subject to the provisions of FDIA and to supervision and regular examination by the FDIC. Such examinations, however, are for the protection of the bank insurance fund and, indirectly, for depositors, and are not for the protection of investors and shareholders. Certain provisions of Tennessee law may be preempted by the Interstate Banking Act and no prediction can be made as to its impact on Tennessee law or the Company's regulation thereunder.

         The Company is a legal entity separate and distinct from the Bank, its sole financial institution subsidiary. The Company has derived and expects to continue to derive most of its funds for operations and substantially all funds available for the payment of dividends from First Bank. Both federal and state laws impose restrictions on the ability of banks and bank holding companies to pay dividends. State law restricts the ability of corporations (such as the Company) to pay dividends, and both state and federal laws limit dividends by the Bank. For example, prior regulatory approval must be obtained before declaring any dividends if the amount of capital, and surplus is below certain statutory limits. Please refer to the Consolidated Financial Statements and to
Item 5 of this Report, "Market for Registrant's Common Equity and Related Stockholder Matters," for additional information on dividends. See also the section of this Report entitled "Capital Adequacy." From time to time the Federal Reserve Board asserts or seeks to assert its supervisory and regulatory control over banks (and their subsidiaries) where the banks are neither national banks nor members of the Federal Reserve System. An important result of this apparent extension of the Federal Reserve Board's authority could be that these subsidiary banks would be unable to take advantage of the powers granted to state banks and their subsidiaries under state law. The Bank, as a Tennessee state-chartered bank that is not a member of the Federal Reserve System, could be affected by such limitations and regulatory control.

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

RESTRICTIONS ON DIVIDENDS PAID BY THE BANK AS A COMPANY SUBSIDIARY

         The Company has derived and expects to continue to derive most of its funds for operations and substantially all funds available for the payment of dividends from First Bank. Both federal and state laws impose restrictions on the ability of banks to pay dividends. State law restricts the ability of corporations to pay dividends, as is more fully discussed in Item 5 of this Report. The Company and First Bank, its wholly-owned bank subsidiary, are subject to regulatory capital requirements administered by the FDIC, the Federal Reserve Board and the TDFI. Failure to meet capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that could, in that event, have a direct material effect on the institution's financial statements. The relevant regulations require First Bank to meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets and liabilities as calculated under regulatory accounting principles. The regulations also require the regulators to make qualitative judgments about the Company and First Bank. Those qualitative judgments could also affect the Company's and First Bank's capital status and the amounts of dividends the subsidiary bank may distribute. At December 31, 1998, management believes that the Company and the Bank meet all such capital requirements to which they are, respectively, subject. Please refer to the Consolidated Financial Statements for additional information.

USURY PROVISIONS

         The Constitution of the State of Tennessee requires the state legislature to fix interest rates in the state, and the legislature has adopted statutes to accomplish this purpose. The general interest rate statutes currently in effect establish a maximum "formula rate" of interest at 4% above the average prime loan rate (or the average short-term business average rate, however denominated) for the most recent week for which such average rate has been published by the Federal Reserve Board, or 24% per annum, whichever is lower. In the event that the Federal Reserve Board fails to publish the average rate for four consecutive weeks or the maximum effective rate should be adjudicated or become inapplicable for any reason whatsoever, the maximum effective rate is deemed to be 24% per annum until the Tennessee General Assembly otherwise provides. As of March 9, 1999, the maximum "formula rate" of interest was 11.5%. Specific usury laws may apply also to particular classes of lenders (e.g., credit unions and savings and loan associations) and transactions (e.g., bank installment loans and home mortgages). The maximum possible nominal rate of interest under these laws generally cannot exceed (and may be less than) 24% per annum.

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

         The principal geographic area of the Company and First Bank's operations encompasses Mt. Juliet, Hermitage, Lebanon, Old Hickory, Donelson, Smyrna and surrounding areas of Tennessee, principally in Wilson, Davidson, and Rutherford Counties and in other counties contiguous to Wilson County. In this area, various commercial banks and two credit unions have more than thirty separate offices as of February 1, 1998. The Company competes with some of the largest bank holding companies in Tennessee, which have or control banks or branches in the area, including First American National Bank, NationsBank, SunTrust Bank, N.A., First Tennessee Bank, N.A., and Union Planters National Bank, as well as with other highly competitive national, regional, and local financial institutions and "nonbank" competitors.

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

RECENT DEVELOPMENTS

         As noted previously, new laws and regulations are commonly prescribed by governmental agencies that affect the Company and the Bank. For example, a recent change in Tennessee law removed the prohibition against the acquisition of certain branches that have been in existence for at least five years by out-of-state banks and bank holding companies. It is now possible to have "S corporation" tax status as a bank under federal income tax laws, with the effect that the tax attributes of S corporations are available, under federal law, to financial institutions.

         Other developments include certain new accounting proposals. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This Statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this Statement to have a material impact on financial condition or results of operation. At the initial application of this Statement, the Company may elect to transfer any security classified by the Company as held-to-maturity to the available-for-sale or trading classification. In addition, the Company may elect to transfer any security classified as available-for-sale to the trading classification. Presently, management does not expect to elect these options.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other post-retirement benefit plans. The statement does not change the measurement or recognition of those plans, but requires additional information on changes in benefits obligations and fair values of plan assets, and eliminates certain disclosures previously required by SFAS Nos. 87, 88 and 106. This statement is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of this Statement to have a material effect on the Company's financial reporting.

EMPLOYEES

         The Company and First Bank have 102 full-time employees and 23 part-time employees at December 31, 1998. None of these employees is covered by a collective-bargaining agreement. Group life, health, and disability insurance are maintained for or made available to employees by First Bank, as is a 401(k) profit-sharing plan adopted by First Bank. The Company believes its relations with its employees are satisfactory.

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

COMPUTERS AND THE YEAR 2000 - THE "Y2K" ISSUE

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

         The Board of Directors of First Bank has taken a proactive approach. A Y2K Coordinator was appointed and the EDP committee was asked to serve as the Y2K Steering Committee. The Y2K Action Team was formed consisting of key people from all areas of the bank. The Action team is following a comprehensive seven phase Y2K Action Plan with a detailed Work Plan. Senior management and the Board of Directors approved a time line and budget of $213,435. Actual expenditures to date and currently anticipated future expenditures are within this estimate. The board of Directors reviews the status of the plan on a monthly basis. Areas being addressed by the Y2K Action Team are:

         - The mission critical hardware and software within the bank. This includes FiServ, Inc., the bank's data processor. Twelve additional pieces of software are included on this list.

         -    Software interfaces.

         - Hardware. The bank's Wide Area Network and each workstation or stand alone PC.

         -    Communications - Includes the phone systems.

         - Customer Awareness. Brochures have been developed, seminars conducted with employees and customers, information added to the bank's web site: www.1firstbank.com.

         - Customer Evaluations. The loan and deposit bases have been evaluated for possible risk. This evaluation will be on going through January 1, 2000. Evaluation rating will be adjusted as necessary.

         - Environment. The physical building and systems utilized to keep it operating smoothly and comfortably for the bank's employees.

         -    Vendors.

         - Printed Paper Forms. All forms have been evaluated for combination two digits date fields. Those beginning with 19 will be replaced.

         First Bank's Y2K Action Team has contacted each vendor or supplier to determine their Year 2000 readiness. The Action Team is in the process of testing and validating the renovation of all systems and hardware. The target date for completion is March 31, 1999. It is anticipated that this phase will be substantially completed at that time.

         The Company is actively working with its software and hardware suppliers, as well as with those who supply data-processing services to the Company, in connection with Year 2000 issues. Management believes, based on its inquiries to them, that those software and hardware vendors which are material to the Company are generally on schedule to meet their and the Company's Year 2000 goals. The Company assumes, but cannot be assured, that all applicable federal and state governmental agencies, especially those which are important to the banking and payment systems, will achieve Year 2000 compliance on time.

         The Company's credit customers are also subject to potential losses as a result of Year 2000 issues relating to their own businesses, computers, customers, and vendors. The Company is studying this issue and expects to work with its customers in addressing Year 2000 issues that could reasonably be expected adversely to affect the Company. Any exposure that, in the opinion of management of the Company, is not adequately addressed to management's satisfaction, will be taken into consideration in assessing the risk and/or loss potential, if any, associated with that credit relationship.

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

         Effective for periods ending after December 15, 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company plans to adopt the provisions of this statement and it has determined that the adoption of this statement is not expected to have a material adverse impact on the Company.

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

LINE OF BUSINESS

         The Company operates under the Bank Holding Company Act of 1956 in the area of finance. The Company derived 100% of its consolidated total operating income from the commercial banking business in 1998.

               STATISTICAL INFORMATION AND SELECTED FINANCIAL DATA

         Certain selected financial data required by this part of this Annual Report on Form 10-KSB are expressly incorporated herein by reference to the portion of the Company's 1998 Annual Report to security holders set forth under the caption "Selected Financial Data (Unaudited)." No portion of the 1998 Annual Report to security holders should be deemed to be incorporated by reference, however, except (as here) by express incorporation. Certain statistical information concerning the Company (which should be read in conjunction with Item 6, "Management's Discussion and Analysis or Plan of Operation" that is set forth as a part of Item 6 and which is also reflected in certain of the Notes to the Consolidated Financial Statements included in Item 7 of this Report), is set forth below:

                  [Remainder of page intentionally left blank.]

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998

I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rate and Interest Differential


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

     Non-accrual loans have been included in the loan category. Loan fees of $629,000, $549,000 and $520,000 for 1998, 1997 and 1996, respectively, are included in loan income and represent an adjustment of the yield on these loans.

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998


                                                                IN THOUSANDS, EXCEPT INTEREST RATES
                                 ---------------------------------------------------------------------------------------------------
                                                1998                               1997                       1998/1997 CHANGE
                                 ---------------------------------  ---------------------------------  -----------------------------
                                   Average    Interest    Income/     Average    Interest    Income/    Due to   Due to
                                   Balance     Rate       Expense     Balance      Rate     Expense     Volume    Rate       Total
                                 ------------ --------   ---------  -----------  --------  ----------  -------   -------  ----------
Taxable loans                       $157,349     9.79%     15,407      136,918     10.01%     13,707     2,045     (345)      1,700
                                 ------------ --------   ---------  -----------  --------  ----------                     ----------

Tax exempt loans                         321     6.85          22          418      5.98          25        (6)       3          (3)
Taxable equivalent adjustment              -        -          11            -         -          13        (3)       1          (2)
                                 ------------ --------   ---------  -----------  --------  ----------                     ----------
     Total tax-exempt loans              321    10.28          33          418      9.09          38        (9)       4          (5)
                                 ------------ --------   ---------  -----------  --------  ----------                     ----------

     Total loans                     157,670     9.79      15,440      137,336     10.01      13,745     2,036     (341)      1,695

Less allowance for possible
   loan losses                        (1,728)       -           -       (1,646)        -           -                              -
                                 ------------ --------   ---------  -----------  --------  ----------                     ----------

     Net loans                       155,942     9.90      15,440      135,690     10.13      13,745     2,051     (356)      1,695
                                 ------------ --------   ---------  -----------  --------  ----------                     ----------

Investment securities-taxable         33,739     6.15       2,074       28,184      6.56       1,848       365     (139)        226

Investment securities-tax
   exempt                             13,326     4.97         662       11,249      4.89         550       102       10         112
Taxable equivalent adjustment              -        -         341            -         -         283        52        6          58
                                 ------------ --------   ---------  -----------  --------  ----------                     ----------
     Total tax-exempt
       investment securities          13,326     7.53       1,003       11,249      7.41         833       154       16         170
                                 ------------ --------   ---------  -----------  --------  ----------                     ----------

     Total investment securities      47,065     6.54       3,077       39,433      6.80       2,681       519     (123)        396
                                 ------------ --------   ---------  -----------  --------  ----------                     ----------

Loans held for sale                    3,538     5.88         208        2,125      6.68         142        94      (28)         66
Federal funds sold                    10,867     4.98         541        7,485      5.08         380       172      (11)        161

Interest-bearing deposits in
   financial institutions                  -        -           -            -         -           -         -        -           -
                                 ------------ --------   ---------  -----------  --------  ----------                     ----------

     Total earning assets, net
       of allowance for possible
       loan losses                   217,412     8.86      19,266      184,733      9.17      16,948     2,997     (679)      2,318
                                 ------------ --------   ---------  -----------  --------  ----------                     ----------

Cash and due from banks                5,968                             4,922

Other assets                          10,270                             8,704
                                 ------------                       -----------

Total assets                        $233,650                           198,359
                                 ============                       ===========

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998

                                                                  IN THOUSANDS, EXCEPT INTEREST RATES
                                   -----------------------------------------------------------------------------------------------
                                                   1998                               1997                    1998/1997 CHANGE
                                   ----------------------------------  --------------------------------  -------------------------
                                     Average     Interest    Income/    Average     Interest   Income/    Due to    Due to
                                     Balance       Rate      Expense    Balance       Rate     Expense    Volume     Rate    Total
                                   ------------  --------  ----------  ---------    --------   --------   ------   -------  ------
Deposits:
    Negotiable order of withdrawal
      accounts                        $ 25,628      2.53%        648      20,310      2.64%         536      140      (28)    112
    Money market demand accounts        28,079      3.91       1,098      22,115      3.99          883      238      (23)    215
    Savings accounts                     9,802      2.69         264       8,479      2.69          228       36        -      36
    Individual retirement savings
      accounts                           1,653      4.60          76       1,724      4.58           79       (3)       -      (3)
    Certificates of deposit,
      $100,000 and over                 34,611      5.93       2,054      31,190      5.86        1,829      200       25     225
    Certificates of deposit
      under $100,000                    84,642      5.48       4,641      73,268      5.50        4,028      626      (13)    613
    Other borrowings                     1,258      7.47          94       2,058      7.48          154      (60)       -     (60)
                                      ---------  --------  ----------  ----------  --------   ----------                   -------
         Total interest-bearing
           liabilities                 185,673      4.78       8,875     159,144      4.86        7,737    1,289     (151)  1,138

Demand                                  29,103         -           -      23,459         -            -                         -
                                      ---------  --------  ----------  ----------  --------   ----------                   -------
        Total liabilities              214,776      4.13       8,875     182,603      4.24        7,737    1,364     (226)  1,138
                                      ---------  --------  ----------  ----------  --------   ----------                   -------

Other liabilities                        2,479                             2,388

Stockholders' equity                    16,395                            13,368
                                      ---------                        ----------

    Total liabilities and
      stockholders' equity            $233,650                           198,359
                                      =========                        ==========

Net interest income                                           10,391                              9,211                     1,180
                                                           ==========                         ==========                   =======

Net yield on earning assets                         4.78%                             4.99%
                                                 ========                          ========

Net interest spread                                 4.73%                             4.93%
                                                 ========                          ========

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998



                                                                  IN THOUSANDS, EXCEPT INTEREST RATES
                                   -----------------------------------------------------------------------------------------------
                                                   1997                              1996                     1997/1996 CHANGE
                                   ----------------------------------  --------------------------------  -------------------------
                                     Average     Interest    Income/    Average    Interest    Income/    Due to   Due to
                                     Balance       Rate      Expense    Balance      Rate      Expense    Volume    Rate    Total
                                   ------------  --------  ----------  ---------   --------   ---------  --------  ------   ------
Taxable loans                         $136,918     10.01%     13,707     114,519     10.35%      11,858    2,318    (469)   1,849
                                     ----------  --------  ----------  ----------  --------   ----------                   -------

Tax exempt loans                           418      5.98          25         571      6.13           35       (9)     (1)     (10)
Taxable equivalent adjustment                -         -          13           -         -           19       (5)     (1)      (6)
                                     ----------  --------  ----------  ----------  --------   ----------                   -------
         Total tax-exempt loans            418      9.09          38         571      9.46           54      (14)     (2)     (16)
                                     ----------  --------  ----------  ----------  --------   ----------                   -------

         Total loans                   137,336     10.01      13,745     115,090     10.35       11,912    2,302    (469)   1,833

Less allowance for possible loan
    losses                              (1,646)        -           -      (1,409)        -            -                         -
                                     ----------  --------  ----------  ----------  --------   ----------                   -------

         Net loans                     135,690     10.13      13,745     113,681     10.48       11,912    2,306    (473)   1,833
                                     ----------  --------  ----------  ----------  --------   ----------                   -------

Investment securities-taxable           28,184      6.56       1,848      31,791      6.40        2,036     (231)     43     (188)

Investment securities-tax exempt        11,249      4.89         550       8,920      4.89          436      114       -      114
Taxable equivalent adjustment                -         -         283           -         -          225       58       -       58
                                     ----------  --------  ----------  ----------  --------   ----------                  -------
         Total tax-exempt
           investment securities        11,249      7.41         833       8,920      7.41          661      172       -      172
                                     ----------  --------  ----------  ----------  --------   ----------                  -------

         Total investment securities    39,433      6.80       2,681      40,711      6.62        2,697      (85)     69      (16)
                                     ----------  --------  ----------  ----------  --------   ----------                   -------

Loans held for sale                      2,125      6.68         142       1,733      6.87          119       27      (4)      23
Federal funds sold                       7,485      5.08         380       3,119      4.39          137      192      51      243
Interest-bearing deposits in
    financial institutions                   -         -           -          95      8.42            8       (8)      -       (8)
                                     ----------  --------  ----------  ----------  --------   ----------                   -------

         Total earning assets, net
           of allowance for possible
           loan losses                 184,733      9.17      16,948     159,339      9.33       14,873    2,369    (294)   2,075
                                     ----------  --------  ----------  ----------  --------   ----------                   -------

Cash and due from banks                  4,922                             4,369

Other assets                             8,704                             7,186
                                     ----------                        ----------

    Total assets                      $198,359                           170,894
                                     ==========                        ==========

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998



                                                                  IN THOUSANDS, EXCEPT INTEREST RATES
                                   -----------------------------------------------------------------------------------------------
                                                   1997                               1996                    1997/1996 CHANGE
                                   ----------------------------------  --------------------------------  -------------------------
                                     Average     Interest    Income/    Average     Interest   Income/    Due to    Due to
                                     Balance       Rate      Expense    Balance       Rate     Expense    Volume    Rate    Total
                                   ------------  --------   ---------  ---------    --------   --------  --------   ------  ------
Deposits:

    Negotiable order of withdrawal
      accounts                        $ 20,310      2.64%        536      16,046      2.50%         401      107      28      135
    Money market demand accounts        22,115      3.99         883      19,680      4.04          795       98     (10)      88
    Savings accounts                     8,479      2.69         228       8,121      2.76          224       10      (6)       4
    Individual retirement savings
      accounts                           1,724      4.58          79       1,737      4.61           80       (1)      -       (1)
    Certificates of deposit,
      $100,000 and over                 31,190      5.86       1,829      24,766      5.70        1,412      366      51      417
    Certificates of deposit
      under $100,000                    73,268      5.50       4,028      64,109      5.54        3,553      507     (32)     475
    Other borrowings                     2,058      7.48         154       2,580      7.40          191      (39)      2      (37)
                                     ----------  --------  ----------  ----------  --------   ----------                  --------
         Total interest-bearing
           liabilities                 159,144      4.86       7,737     137,039      4.86        6,656    1,074       7    1,081
Demand
                                        23,459         -           -      20,861         -            -                         -
                                     ----------  --------  ----------  ----------  --------   ----------                  --------
        Total liabilities              182,603      4.24       7,737     157,900      4.22        6,656    1,042      39    1,081
                                     ----------  --------  ----------  ----------  --------   ----------                  --------

Other liabilities                        2,388                             1,260

Stockholders' equity                    13,368                            11,734
                                     ----------                        ----------

    Total liabilities and
      stockholders' equity            $198,359                           170,894
                                     ==========                        ==========

Net interest income                                            9,211                              8,217                       994
                                                           ==========                         ==========                  ========

Net yield on earning assets                         4.99%                             5.16%
                                                 ========                          ========

Net interest spread                                 4.93%                             5.11%
                                                 ========                          ========

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998

 II.      Investment Portfolio

          A.    Securities at December 31, 1998 are as follows:

                                                            SECURITIES AVAILABLE-FOR-SALE
                                                 -------------------------------------------------
                                                                    (In Thousands)
                                                                Gross         Gross     Estimated
                                                 Amortized   Unrealized    Unrealized     Market
                                                    Cost        Gains        Losses       Value
                                                 ---------   ----------      --------   ----------
                U.S. Government
                    obligations                   $ 3,002         14            --         3,016
                Securities of U.S.
                    government agencies
                    and corporations                7,327         44            33         7,338
                Obligations of state and
                    political subdivisions         15,064        503             1        15,566
                Mortgage-backed
                    securities                     27,177        134           112        27,199
                Collateralized mortgage
                    obligations                     2,548         14             6         2,556
                Federal Home Loan
                    Bank Stock                        672         --            --           672
                                                  -------        ---           ---        ------
                                                  $55,790        709           152        56,347
                                                  =======        ===           ===        ======

                Securities at December 31, 1997 are as follows:

                                                          SECURITIES AVAILABLE-FOR-SALE
                                               -------------------------------------------------
                                                                  (In Thousands)
                                                              Gross         Gross     Estimated
                                               Amortized   Unrealized    Unrealized     Market
                                                  Cost        Gains        Losses       Value
                                               ---------   ----------    ----------   ----------
                U.S. Government
                    obligations                $ 6,748         23             3         6,768
                Securities of U.S.
                    government agencies
                    and corporations             7,540         64            16         7,588
                Obligations of
                    state and political
                    subdivisions                12,874        263            20        13,117
                Collateralized mortgage
                    obligations                 10,258        149            36        10,371
                Federal Home Loan
                    Bank Stock                   1,611         --            22         1,589
                Mortgage-backed
                    securities                     582         --            --           582
                                               -------        ---            --        ------
                                               $39,613        499            97        40,015
                                               =======        ===            ==        ======


                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998

 II.      Investment Portfolio, Continued

          B. The following schedule details the estimated maturities and weighted average yields of investment securities of the Company at December 31, 1998.

                                                                               Estimated      Weighted
                                                                  Amortized      Market       Average
                    Available-For-Sale Securities                    Cost         Value        Yields
                                                                  ---------     --------      --------
                                                                            (In Thousands)
                    Securities of U.S. Government
                        obligations:
                          Less than one year                       $ 3,002         3,016          6.0%
                          One to five years                             --            --         --
                          Five to ten years                             --            --         --
                          More than ten years                           --            --         --
                                                                   -------        ------        -----
                             Total securities of
                               U.S. Government obligations           3,002         3,016          6.0
                                                                   -------        ------        -----

                    Securities of U.S. Government
                        agencies and corporations:
                          Less than one year                            --            --         --
                          One to five years                          2,388         2,405          6.0
                          Five to ten years                          3,231         3,222          6.4
                          More than ten years                        1,708         1,711          5.9
                                                                   -------        ------        -----
                             Total securities of U.S.
                               Government agencies
                               and corporations                      7,327         7,338          6.2
                                                                   -------        ------        -----

                    Obligations of states and
                        political subdivisions*:
                          Less than one year                         1,125         1,132          4.3
                          One to five years                          5,039         5,131          4.5
                          Five to ten years                          3,748         3,856          4.7
                          More than ten years                        5,152         5,447          5.2
                                                                   -------        ------        -----
                             Total obligations of states
                               and political subdivisions           15,064        15,566          4.8
                                                                   -------        ------        -----

                    Corporate and other:
                        Deposit notes and corporate bonds              672           672          7.2
                                                                   -------        ------        -----

                        Mortgage-backed securities                  27,177        27,199          6.0
                                                                   -------        ------        -----

                        Collateralized mortgage obligations          2,548         2,556          5.7
                                                                   -------        ------        -----

                             Total available-for-sale
                               securities                          $55,790        56,347          5.6
                                                                   =======        ======        =====

          * Weighted average yield is stated on a tax-equivalent basis, assuming a weighted average Federal income tax rate of 34%.

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998

 III.     Loan Portfolio:

          A.    Loan Types

                The following schedule details the loans of the Company at December 31, 1998 and 1997.

                                                                            In Thousands
                                                                     --------------------------
                                                                        1998             1997
                                                                     ---------         --------
                Commercial, financial and
                    agricultural                                     $  61,737           46,024

                Real estate - construction                              14,271           12,656

                Real estate - mortgage                                  82,936           74,032

                Consumer                                                16,443           15,158
                                                                     ---------         --------
                        Gross loans                                    175,387          147,870

                Less unearned interest                                  (1,016)          (1,101)
                                                                     ---------         --------

                        Total loans, net of unearned interest          174,371          146,769

                Less allowance for possible loan losses                 (1,821)          (1,704)
                                                                     ---------         --------

                        Net loans                                    $ 172,550          145,065
                                                                     =========         ========

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998

 III.     Loan Portfolio, Continued:

          B.    Maturities and Sensitivities of Loans to Changes in Interest
                Rates


                The following schedule details maturities and sensitivity to interest rates changes for commercial loans of the Company at December 31, 1998.

                                                               1 Year to
                                                 Less Than     Less Than      After 5
                                                  1 Year*       5 Years        Years         Total
                                                 ---------     ---------      -------        -----
                Maturity Distribution:

                    Commercial, financial
                        and agricultural          $40,697        20,279           761        61,737

                    Real estate -
                        construction               14,155           116            --        14,271
                                                  -------        ------        ------        ------

                                                  $54,852        20,395           761        76,008
                                                  =======        ======        ======        ======

                Interest-Rate Sensitivity:

                    Fixed interest rates          $40,129        20,395           761        61,285

                    Floating or adjustable
                        interest rates             14,723            --            --        14,723
                                                  -------        ------        ------        ------

                        Total commercial,
                          financial and
                          agricultural
                          loans plus
                          real estate -
                          construction
                          loans                   $54,852        20,395           761        76,008
                                                  =======        ======        ======        ======

          * Includes demand loans, bankers acceptances, commercial paper and deposit notes.

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998

 III.     Loan Portfolio, Continued

          C.    Risk Elements

                The following schedule details selected information as to non-performing loans of the Company at December 31, 1998 and 1997.

                                                                          In Thousands
                                                                     -----------------------
                                                                       1998           1997
                                                                     --------        -------
                Non-accrual loans:
                    Commercial, financial and agricultural           $      7            389
                    Real estate - construction                             --             --
                    Real estate - mortgage                                 20             89
                    Consumer                                               --              3
                    Lease financing receivable                             --             --
                                                                     --------        -------
                        Total non-accrual                            $     27            481
                                                                     ========        =======
                Loans 90 days past due:
                    Commercial, financial and agricultural           $     78            139
                    Real estate - construction                             --             --
                    Real estate - mortgage                                180            109
                    Consumer                                               60             67
                    Lease financing receivable                             --             --
                                                                     --------        -------
                        Total loans 90 days past due                 $    318            315
                                                                     ========        =======
                Renegotiated loans:
                    Commercial, financial and agricultural           $     --             49
                    Real estate - construction                             --             --
                    Real estate - mortgage                                101            108
                    Consumer                                               --             --
                    Lease financing receivable                             --             --
                                                                     --------        -------
                        Total renegotiated loans past due            $    101            157
                                                                     ========        =======

                Loans current - considered uncollectible             $     --             --
                                                                     ========        =======

                        Total non-performing loans                   $    446            953
                                                                     ========        =======

                        Total loans, net of unearned interest        $174,371        146,769
                                                                     ========        =======
                        Percent of total loans outstanding,
                          net of unearned interest                       0.26%          0.65%
                                                                     ========        =======

                Other real estate                                          --              2
                                                                     ========        =======

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998

 III. Loan Portfolio, Continued:

      C.  Risk Elements, Continued:

          The accrual of interest income is discontinued, and previously accrued interest is reversed, when it is determined that collection of interest is less than probable or the collection of any amount of principal is doubtful. The decision to place a loan on a non-accrual status is based on an evaluation of the borrower's financial condition, collateral liquidation value, economic and business conditions and other factors that affect the borrower's ability to pay. At the time a loan is placed on a non-accrual status, the accrued but unpaid interest is also evaluated as to collectibility. If collectibility is doubtful, the unpaid interest is charged off. Thereafter, interest on non-accrual loans is recognized only as received. Non-accrual loans were $27,000 at December 31, 1998 and $481,000 at December 31, 1997. Had interest been accrued on these loans, net earnings would have been increased by approximately $3,000 in 1998 and $35,000 in 1997. Total interest income would have increased from $18,914,000 to $18,928,000 in 1998 as compared to $16,652,000 to $16,687,000 in 1997. There were no non-accrual loans outstanding in 1996.

          Nonperforming loans have decreased by $507,000 from December 31, 1997 to December 31, 1998. The decrease resulted from a decrease in non-accrual loans of $454,000, an increase in loans ninety-days or more past due of $3,000, and a decrease in renegotiated loans of $56,000. The decrease in renegotiated loans from 1997 to 1998 resulted primarily from the pay down of loans between years. The one loan comprising this balance is included within real estate-mortgage.

          At December 31, 1998, loans totaling $2,729,000 were included in the Company's internal classified loan list. Of these loans $1,067,000 are consumer, $1,617,000 are commercial and $45,000 are real estate loans. The collateral values securing these loans total approximately $4,763,000 based on management estimates, ($1,625,000 related to consumer loans, $3,088,000 related to commercial loans and $50,000 related to real estate loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan.

          At December 31, 1998, there were no loan concentrations within a single industry segment that exceeded ten percent of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998


III.  Loan Portfolio, Continued:

      C.  Risk Elements, Continued:

          At December 31, 1998 there was no other real estate. Other real estate totaled $2,000 and consisted of one property in 1997. During the year one property was added to other real estate with an assigned value of approximately $59,000. The property was subsequently sold for approximately $57,000. Another property with an assigned value of approximately $2,000 was charged off during the year. There was no other activity in the other real estate account during 1998.


      D.  Other Interest-Bearing Assets

          There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at December 31, 1998 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998


IV.  Summary of Loan Loss Experience

     The following schedule details selected information related to the allowance for possible loan losses account of the Company at December 31, 1998 and 1997 and the years then ended.

                                                          In Thousands Except Percentages
                                                          -------------------------------
                                                                  1998          1997
                                                               ---------      --------
      Allowance for loan losses at beginning of period         $   1,704         1,541
                                                               ---------      --------

      Less:  net loan charge-offs:
              Charge-offs:
                  Commercial, financial and agricultural            (297)          (73)
                  Real estate construction                            --            --
                  Real estate - mortgage                              --           (35)
                  Consumer                                           (91)         (101)
                  Lease financing                                     --            --
                                                               ---------      --------
                                                                    (388)         (209)
                                                               ---------      --------
              Recoveries:
                  Commercial, financial and agricultural              12             5
                  Real estate construction                            --            --
                  Real estate - mortgage                              --            --
                  Consumer                                            13            17
                  Lease financing                                     --            --
                                                               ---------      --------
                                                                      25            22
                                                               ---------      --------
                      Net loan charge-offs                          (363)         (187)
                                                               ---------      --------

      Provision for loan losses charged to expense                   480           350
                                                               ---------      --------

      Allowance for loan losses at end of period               $   1,821         1,704
                                                               =========      ========

      Total loans, net of unearned interest, at end of year    $ 174,371       146,769
                                                               =========      ========

      Average total loans outstanding,
        net of unearned interest, during year                  $ 156,505       137,336
                                                               =========      ========

     Net charge-offs as a percentage of average
       total loans outstanding, net of unearned
       interest, during year                                        0.23%         0.14%
                                                               =========      ========

      Ending allowance for loan losses as a
        percentage of total loans outstanding
         net of unearned interest, at end of year                   1.04%         1.16%
                                                               =========      ========

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998


IV.  Summary of Loan Loss Experience, Continued

     The following detail provides a breakdown of the allocation of the allowance for possible loan losses:

                                           December 31, 1998                 December 31, 1997
                                       --------------------------         -----------------------
                                                         Percent                          Percent
                                                         of Loans                        of Loans
                                                         In Each                         In Each
                                                        Category                         Category
                                          In             To Total            In          To Total
                                       Thousands          Loans           Thousands       Loans
                                       ---------        ---------         ---------      --------
     Commercial, financial
       and agricultural                  $  771             35%              316             31%
     Real estate construction                --              8                --              9
     Real estate mortgage                    69             48               148             50
     Consumer                               981              9             1,240             10
                                         ------            ----            -----            ---
                                         $1,821            100%            1,704            100%
                                         ======            ====            =====            ===

     The allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible. The provision for possible loan losses charged to operating expense is based on past loan loss experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Other such factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to pay.

     Management conducts a continuous review of all loans that are delinquent, previously charged down loans and loans determined to potentially be uncollectible. Loan classifications are reviewed periodically by a person independent of the lending function. The Board of Directors reviews the adequacy of the allowance for possible loan losses on a quarterly basis.

     The breakdown of the allowance by loan category is based in part on evaluations of specific loans, past history and economic conditions within specific industries or geographic areas. Accordingly, since all of these conditions are subject to change, the allocation is not necessarily indicative of the breakdown of the future losses.

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998

V.   Deposits

     The average amounts and average interest rates for deposits for 1998 and 1997 are detailed in the following schedule:

                                                        1998                            1997
                                           ---------------------------      ---------------------------
                                             Average                          Average
                                             Balance                          Balance
                                           ------------        Average      ------------        Average
                                           In Thousands         Rate        In Thousands          Rate
                                           ------------       --------      ------------        --------
     Non-interest bearing deposits           $ 29,103           0.00%          23,459            0.00%
     Negotiable order of withdrawal
       accounts                                25,628           2.53%          20,310            2.64%
     Money market demand accounts              28,079           3.91%          22,115            3.99%
     Savings accounts                           9,802           2.69%           8,479            2.69%
     Individual retirement savings
       accounts                                 1,653           4.60%           1,724            4.58%
     Certificates of deposit $100,000
       and over                                34,611           5.93%          31,190            5.86%
     Certificates of deposit under
       $100,000                                84,642           5.48%          73,268            5.50%
                                             --------                         -------

                                             $213,518           4.11%         180,545            4.20%
                                             ========           ====          =======            ====

     The following schedule details the maturities of certificates of deposit and individual retirement accounts of $100,000 and over at December 31, 1998.


                                                             In Thousands
                                                             ------------
     Less than three months                                    $ 15,466

     Three to six months                                          4,554

     Six to twelve months                                         8,264

     More than twelve months                                      8,016
                                                               --------

                                                               $ 36,300
                                                               ========

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998


VI.  Return on Equity and Assets

     The following schedule details selected key ratios of the Company at December 31, 1998, 1997, and 1996.


                                                                1998          1997          1996
                                                               -----         ------        -----
     Return on assets                                           1.22%         1.31%         1.38%
             (Net income divided by average total assets)

     Return on equity                                          17.37%        19.48%        20.02%
             (Net income divided by average equity)

     Dividend payout ratio                                      8.31%         8.99%         8.03%
             (Dividends declared per share divided
             by net earnings per share)

     Equity to assets ratio                                     7.02%         6.74%         6.87%
             (Average equity divided by average
             total assets)

     Leverage capital ratio                                     7.37%         7.45%         7.14%
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

                               December 31, 1998


VI.  Return on Equity and Assets, Continued

     The following schedule details the Company's risk-based capital at December 31, 1998 and 1997 (excluding the effect of the adoption of SFAS No. 115):

                                                                    In Thousands
                                                              ------------------------
                                                               1998              1997
                                                              --------          ------
     Tier I capital:
             Stockholders' equity, excluding the net
                 unrealized gain on available-for-sale
                 securities                                   $ 18,539          15,713

     Tier II capital:
             Allowable allowance for loan losses
                 (limited to 1.25% of risk-weighted
                 assets)                                         1,821           1,704
                                                              --------         -------

                     Total risk-baed capital                  $ 20,360          17,417
                                                              ========         =======

     Risk-weighted assets                                     $192,172         155,645
                                                              ========         =======

     Risk-based capital ratios:
             Tier I capital ratio                                 9.65%          10.10%
                                                              ========         =======

             Total Risk-Based capital ratio                      10.59%          11.19%
                                                              ========         =======


     The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 1998, the Company and its subsidiary bank were in compliance with these requirements.

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998


VI.  Return on Equity and Assets, Continued

     The following schedule details the Company's interest rate sensitivity at December 31, 1998:

         (In Thousands)                                                           Repricing Within
                                                             -----------------------------------------------------------
                                                              Total          0-90 Days       91-365 Days     Over 1 Year
                                                             --------        ---------       -----------     -----------
     Earning assets:
        Loans                                                $174,371          55,598           45,852            72,921
        Loans held for sale                                     5,438           5,438               --                --
        Securities                                             56,347           4,743           14,875            36,729
        Federal funds sold                                     12,485          12,485               --                --
                                                             --------         -------          -------          --------
                   Total earning assets                       248,641          78,264           60,727           109,650
                                                             --------         -------          -------          --------

     Interest-bearing liabilities:
        Negotiable order of withdrawal accounts                28,677              --               --            28,677
        Money market demand accounts                           33,241              --               --            33,241
        Savings accounts                                       14,241              --               --            14,241
        Individual retirement savings accounts                  1,718           1,718               --                --
        Certificates of deposit, $100,000 and over             36,300          15,466           12,818             8,016
        Certificates of deposit, under $100,000                91,046          16,801           48,810            25,435
        Other borrowings                                        1,064              --               --             1,064
                                                             --------         -------          -------          --------
                   Total interest bearing liabilities         206,287          33,985           61,628           110,674
                                                             --------         -------          -------          --------

     Interest-sensitivity gap                                $ 42,354          44,279             (901)           (1,024)
                                                             ========         =======          =======          ========

     Cumulative gap                                                            44,279           43,378            42,354
                                                                              =======          =======          ========

     Interest-sensitivity gap as % of total assets                               16.4%            (0.3)%            (0.4)%
                                                                              =======          =======          ========

     Cumulative gap as % of total assets                                         16.4%            16.1%             15.7%
                                                                              =======          =======          ========


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

                               December 31, 1998

VI.  Return on Equity and Assets, Continued

     If all negotiable order of withdrawal accounts, money market demand accounts and savings accounts had been included in the 0-90 days category above, the cumulative gap as a percentage of total assets would have been negative (11.8%) and (12.2%), respectively for the 0-90 days and 91-365 days at December 31, 1998.

VII. Other Borrowings

     The Company has entered into a loan agreement with a commercial bank. The agreement extends a line of credit to the Company in an amount not to exceed $5,000,000. The line is available to purchase and retire stock of the Company as it becomes available and to meet other cash needs of the Company. The line matures on or before June 30, 1999 and at the maturity may be converted to a term note for a period not to exceed ten (10) years. The stock of the subsidiary company collateralizes the line. The Company has the option, prior to the beginning of the following month, to select either the prime rate of the lender or a fixed three month rate of 2.25% over the London Interbank Offered Rate ("Libor"). The subsidiary bank must maintain a total capital to total tangible asset ratio equal to or greater than those of a "well capitalized" bank as defined by the regulatory authorities. There was no outstanding balance at December 31, 1998 and the outstanding balance at December 31, 1997 was $600,000.


     The advances from the Federal Home Loan Bank at December 31, 1998 consist of the following:


           Interest Rate                              In Thousands
           -------------                              ------------
               7.05%                                    $   450
               7.65%                                        233
                                                        -------
                                                        $   683
                                                        =======

                          FIRST FINANCIAL CORPORATION

                                  Form 10-KSB

                               December 31, 1998


VII  Other Borrowings, Continued

     Advances from the Federal Home Loan Bank are to mature as follows as of December 31, 1998:


                                                                  Amount
                                                                 ---------
                                                                    In
     Year Ending December, 31                                    Thousands
     ------------------------                                    ---------
             1999                                                  $ 464
             2000                                                     15
             2001                                                     17
             2002                                                     18
             2003                                                     20
             Later years                                             149
                                                                   -----
                                                                   $ 683
                                                                   =====



     These advances are collateralized by approximately $1,025,000 of the Subsidiary Bank's mortgage loan portfolio.

     On October 26, 1994, the Company executed a 7.0% promissory note in the amount of $400,000. The promissory note is payable in monthly principal and interest installments of $2,661, with the remaining balance due October 26, 2004. This note is secured by a first mortgage Deed of Trust on land purchased for a branch site which was opened during 1996.

     The balance of the note at December 31, 1998 and 1997 was $381,000 and $386,000, respectively.

     Maturities for the years ending 1999 through 2003 are $5,000, $6,000, $6,000, $7,000 and $7,000, respectively, with the remaining balance of $350,000 due in later years.

ITEM 2.           PROPERTIES.

         The Main Office of the Company and First Bank is a two-story bank building in Mt. Juliet, Tennessee. In addition, First Bank has seven Branches located in Lebanon, Hermitage, Donelson, Old Hickory, and Smyrna, Tennessee, all of which are located in Wilson, Davidson and Rutherford Counties in Tennessee. First Bank owns all of its offices with the exception of two offices. (The Bank leases the land and building in one location and it leases only the land in another location.) The Bank operates seven automated teller machines and one loan production office.

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

         No matters were submitted to a vote of security holders in the fourth quarter of 1998.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)      MARKET INFORMATION

         There is no established public trading market for the Company's Common Stock. Management, however, believes that Middle Tennessee is the principal market area for the Common Stock. The following table sets forth the high and low sales prices per share of the Common Stock for each quarter of fiscal year 1998. (Unless otherwise expressly stated, all per share data have been adjusted to give effect, to the two-for-one stock split that was approved by the Company's Shareholders on April 18, 1996.) The Company did not redeem any shares of its Common Stock in 1998, 1997 or 1996. The Company may repurchase its own shares from time to time, however, on an ad hoc basis with a view towards providing some liquidity in its common stock. The other information included below has been reported to the Company by certain selling or purchasing shareholders in privately negotiated transactions during the periods indicated. Although management believes that the information supplied by purchasers and sellers concerning their respective transactions is generally reliable, it has not been verified. Such information may not include all transactions in the Company's Common Stock for the respective periods shown, and it is possible that transactions occurred during the periods reflected or discussed at prices higher or lower than the prices set forth below. Some of the transactions may have involved the Company or its principals.

                               COMMON STOCK PRICE
                          (As Reported to the Company)


         YEAR/CALENDAR QUARTER                    HIGH                    LOW
                                                 ------                  ------
                 1998
            Fourth Quarter                       $33.00                  $33.00

             Third Quarter                       $32.00                  $32.00

            Second Quarter                       $26.00                  $26.00

             First Quarter                       $26.00                  $26.00


                 1997

            Fourth Quarter                       $25.00                  $25.00

             Third Quarter                       $22.50                  $22.50

            Second Quarter                         *                       *

             First Quarter                       $21.00                  $20.00

*No reported trades.

         The last trade known to management involved 100 shares at $35.00 per share on March 9, 1999 . Because there is no established public trading market for the Company's Common Stock, and because the Company and its directors, officers, and/or employees may be involved, the prices shown above may not necessarily be indicative of the fair market value of the Common Stock or of the prices at which the Company's Common Stock would trade if there were an established public trading market. Accordingly, there can be no assurance that the Common Stock will subsequently be purchased or sold at prices comparable to the prices set forth above.

THE COMPANY'S COMMON STOCK

         The Company is authorized by its Charter to issue 5,000,000 shares of Common Stock, par value of $2.50 per share. In connection with the acquisition of First Bank, effective January 1, 1992, the Company issued (adjusted to reflect the two-for-one stock split that occurred in 1996) 1,060,000 shares of the Common Stock. At March 16, 1999, the Company had 953,328 shares outstanding (not including the shares reserved for options which have been or may be granted under existing plans).

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

(B)      HOLDERS

         The approximate number of record holders, including those shares held in "nominee" or "street name," of the Company's Common Stock at February 1, 1999 was approximately 531.

(C)      DIVIDENDS

         The Company commenced business for all practical purposes on January 1, 1992. The Company declared and paid cash dividends on its Common Stock of $0.25 per share in 1998, $0.25 per share in 1997, and $0.20 per share in 1996. Future dividends may be paid as determined by the Company's Board of Directors from time to time in accordance with federal and state law. The Company presently intends to pay dividends in accordance with past practices; however, any dividends that may be declared and paid by the Company in the future will be subject to Board discretion and will depend upon earnings, financial condition, regulatory and prudential considerations, and or other factors affecting the Company that cannot be reliably predicted, including Board discretion. Please refer to the section of this Annual Report entitled "Supervision and Regulation" in Part I, as well as to the discussion in this section.

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

         (D)      FFC DIVIDEND REINVESTMENT PLAN

         In 1996 the Company established a dividend reinvestment plan (the "Dividend Reinvestment Plan") for those Shareholders who desire to reinvest their cash dividends in Company Common Stock. Pursuant to the Dividend Reinvestment Plan, the Company can purchase shares of the Common Stock in the open market or issue authorized but previously unissued shares to meet the requirements of this plan. During 1998, the Company issued 6,395 original shares (at a price per share of $26.00) to participants in the Dividend Reinvestment Plan, as compared to 7,850 in 1997 (at a price per share of $21.00).

         (E)      SALES OF UNREGISTERED SECURITIES

         The Company has not sold any unregistered securities that were not previously reported in a quarterly report on its quarterly Report on Form 10-QSB except as set forth in this paragraph. In 1998, the Company issued 4,519 shares to certain of the participants in the 1993 First Financial Corporation Stock Option Plan (the "Stock Option Plan") at an average weighted price per share of $10.68. Please refer to Note 16 of the Consolidated Financial Statements for additional information on the dividend reinvestment plan and to Note 18 of the Consolidated Financial Statements for additional information on the Stock Option Plan.

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Management's Discussion and Analysis or Plan of Operation called for by this part is expressly incorporated by reference to the section of the Company's 1998 Annual Report to security holders entitled "Management's Discussion and Analysis or Plan of Operation". However, no portion of the 1998 Annual Report to security holders should be deemed to be incorporated by reference, except (as here) by express reference.

         The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and the Bank, its subsidiary. This discussion should be read in conjunction with the Company's Consolidated Financial Statements.

ITEM 7.       FINANCIAL STATEMENTS.

         The following consolidated financial statements of the Company and subsidiary set forth in the Company's 1998 Annual Report to security holders are included in this Report:

         -    Independent Auditors' Report;

         -    Consolidated Balance Sheets - December 31, 1998 and 1997;

         - Consolidated Statements of Earnings - Three years ended December 31, 1998;

         - Consolidated Statements of Comprehensive Earnings - Three years ended December 31, 1998;

         - Consolidated Statements of Changes in Stockholders' Equity - Three years ended December 31, 1998;

         - Consolidated Statements of Cash Flows - Three years ended December 31, 1998; and all

         -    Notes to Consolidated Financial Statements.

         The Consolidated Financial Statements called for by this Item are expressly incorporated by reference to the Consolidated Financial Statements section of the Company's 1998 Annual Report to security holders. No portion of the 1998 Annual Report to security holders should be deemed to be incorporated by reference, however, except (as here) by express reference.

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

                           DIRECTORS OF THE REGISTRANT

                                        PREVIOUS FIVE YEARS BUSINESS                     DIRECTOR
NAME (AGE)                                        EXPERIENCE                              SINCE
-------------------------------------------------------------------------------------------------
Harold Gordon Bone (57)         President, Horizon Concrete; Partner/Co-Manager, BnB       1992
                                Enterprises (Building and rental property).

Robert L. Callis (53)           Attorney at Law; Secretary to the Board of Directors.      1992

Morris D. Ferguson, M.D. (66)   Retired Physician.                                         1992

Arthur P. Gardner (62)          Retired senior vice president, S & S Industries, Inc.      1992
                                (Manufacturing).

M. Dale McCulloch (48)          President, Jones Bros., Inc. (Construction).               1992

David Major (50)                Chairman, President, and Chief Executive First Financial   1992
                                Corporation and First Bank & Trust;  Director, Plateau
                                Insurance Company, 1991 - present.

Dan E. Midgett (55)             President, Dan E. Midgett & Co., Inc.                      1992

Monty Mires (53)                Real estate investor.                                      1992

James S. Short (48)             Executive Vice President and Senior Loan Officer First     1992
                                Financial Corporation and First Bank & Trust.

Harold W. Sutton (67)           Owner, Harold Sutton Realty, Inc.                          1992

         IDENTIFICATION OF EXECUTIVE OFFICERS.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are the executive officers of the Company and/or First Bank. Unless otherwise indicated, these officers have served in the indicated capacities during the last five years.

   Name                    Age          Office and Business Experience
-----------                ---         -----------------------------------------
David Major                 50         Chairman, Director, President and Chief Executive Officer,
                                       First Financial Corporation, and First Bank.

James S. Short              48         Director, Executive Vice President and Senior Loan Officer,
                                       First Financial Corporation, and First Bank.

Sally P. Kimble             45         Treasurer, Chief Financial and Accounting Officer, First
                                       Financial Corporation; Senior Vice President of Operations,
                                       Cashier, Chief Financial and Accounting Officer, First Bank.

Allen M. Henson             57         Senior Vice President, First Bank.

David B. Penuel             59         Senior Vice President, First Bank.

D. Edwin Davenport          48         Senior Vice President, First Bank.

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

(D)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

         None.

(E)      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Shares are required to report their ownership of the shares and any changes in that ownership to the Securities and Exchange Commission (the "SEC"). These persons also are required by SEC regulations to furnish the Company with copies of these reports. Specific due dates for these reports have been established and the Company is required to report any failure to file by these dates during the Company's 1998 fiscal year. Based solely on a review of the reports furnished to the Company or written representations from the Company's directors and executive officers, the Company believes that all of these filing requirements were satisfied by the

Company's directors and executive officers during the 1998 fiscal year. The Company is not aware of any person who or which owns beneficially ten percent or more of its shares, which category of person would also be subject to Section 16(a).


ITEM 10.          EXECUTIVE COMPENSATION

REMUNERATION OF DIRECTORS AND OFFICERS

         There were no changes in the Company's chief executive during the last fiscal year. The following table sets forth the compensation of the Company's Chief Executive Officer for 1998 and the other four most highly compensated executive officers as of December 31, 1998 (if their total annual salary and bonus equaled or exceeded $100,000). The figures below include all compensation paid for all services to the Company for that fiscal year.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                                   Long-Term Compensation
                            --------------------------------------   -------------------------------------------------------------
                                                                                 Awards                          Payouts
                                                                     ----------------------------   ------------------------------
                                                                                     Securities
                                                     Other             Restricted     Underlying
Name and Principal                                   Annual          Stock Award(s)  Options/SARs      LTIP         All Other
Position              Year  Salary($) Bonus($)  Compensation($)(1)        ($)            (#)2       Payouts($)  Compensation($)(3)
------------------    ----  --------- --------  ------------------   --------------  ------------   ----------  ------------------
David Major,          1998  $148,974   $  -0-       $19,491               N/A             -0-         $  -0-         $11,822
President/CEO         1997   141,880      -0-        18,941               N/A           1,300            -0-           7,042
                      1996   126,880    3,952        18,512               N/A             -0-            -0-           6,589


James S. Short,       1998  $102,641   $  -0-       $19,559               N/A             -0-         $  -0-         $ 9,137
Exec. Vice President  1997    95,300      -0-        23,794               N/A           1,300            -0-           9,897
                      1996    85,300    2,657        13,291               N/A             -0-            -0-          10,170

                       NOTES TO SUMMARY COMPENSATION TABLE

        (1) This amount includes Director's fees, sales pay, and club dues.

        (2) The amounts in this column reflect the number of unexercised options granted to the named person(s) in the year(s) indicated.

        (3) This amount includes the Company's contribution to the Company's 401(k) plan on behalf of the named executive(s), as well as the value of the named executive officer(s)'s automobile usage and insurance premiums paid by the company.
                                      * * *
STOCK OPTION GRANTS

         The Company granted no stock options to any of the executive officer(s) named in the Summary Compensation Table. The Company does not grant stock appreciation rights.

1998 STOCK EXERCISES

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

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL
                 YEAR AND FISCAL YEAR END OPTION/SAR VALUES(1)

---------------------------------------------------------------------------------------------------------------------
                                                                            Securities
                                                                            Underlying               Value of
                                                                            Unexercised         Unexercised in-the-
                                                                            Options/SARs              Money
                                                                         At Fiscal Year End       Options/SARs At
                                                                                 (#)             Fiscal Year End ($)
                                                                         ------------------    ----------------------
                          Shares Acquired        Value Realized on          Exercisable/             Exercisable/
Name and Title            on Exercise (#)        Exercise ($)(2)         Nonexerciseable(2)       Nonexerciseable(2)
---------------------------------------------------------------------------------------------------------------------
David Major                     435                   $10,005               14,681/11,688         $321,753/$244,164
President/CEO

James S. Short, EVP             500                   $11,500                 11,720/9,592        $256,130/$198,436

                            NOTES TO PRECEDING TABLE

         (1) Unless otherwise expressly stated, all per share data in this Report on Form 10-KSB have been adjusted to reflect the two-for-one stock split approved by the Shareholders on April 18, 1996.

         (2) This amount represents the difference between the estimated market price on December 31, 1998 of $33.00 per share and the respective exercise price(s) of the options at the date(s) of grant. Such amounts may not necessarily be realized. Actual values that may be realized, if any, upon the exercise of such options will be based on the market price of the Common Stock at the time of any such exercise(s) and thus are dependent upon future performance of the Common Stock.

                                   ----------

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

         Options granted under the Stock Option Plan are nontransferable, other than by will, the laws of descent and distribution or, for nonstatutory stock options, pursuant to certain domestic relations orders. Payment for shares of Common Stock to be issued upon exercise of an Option may, if permitted in the option agreement, be made in cash, by delivery of Common Stock valued at its fair market value on the date of exercise or delivery of a promissory note as specified in the option agreement. At the end of 1998, 59,583 shares were exercisable under the Stock Option Plan.

         Beginning January 1, 1993, the Company put into effect a 401(K) profit-sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old, who have worked one year, and who have completed 1,000 hours of service. The provisions of the plan provide for both employee and employer contributions. For the year ended December 31, 1998, the employer matched fifty cents ($.50) per dollar of employee contributions up to a maximum of 6% of the employee's compensation. The Company's contribution for the year, including administrative fees, totaled $77,000, as compared with $68,000 for 1997 and $ 55,000 for 1996.

         All Shareholders, including Officers and Directors, are eligible to participate in the 1996 First Financial Corporation Dividend Reinvestment Plan in accordance with its terms.

         Please refer to the Consolidated Financial Statements for additional information concerning all of the various benefit plans of the Company and First Bank.

DIRECTOR COMPENSATION

         Each Director receives $1,000 for each regularly scheduled meeting of the Board of Directors ($500 for specially called meetings). Each non-employee Director receives $100 for each specially called Committee Meeting that the Director attends. Directors were paid in 1998 a retainer of $5,000 each for the year 1999. Directors participate also in the Stock Option Plan. See "Benefits" elsewhere in this Report.

         Beginning in 1993, the Company provided its directors with the opportunity to participate in an unfunded, deferred compensation program (the "Deferred Compensation Program"). The Deferred Compensation Program provides also for death benefits. There were four participants in the Deferred Compensation Program at year end 1998 and 1997. (Directors Morris D. Ferguson and Harold W. Sutton reached retirement age under the Program in fiscal 1997 and, accordingly, ceased to participate in the Program.) Under the Deferred Compensation Program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain the sole property of the Company, which uses them together with additional corporate funds, to purchase either insurance policies on the lives of the participants or other investments. The insurance policies, which remain the sole property of the Company, are payable to the Company upon the death of the participant. The Company separately contracts with the participants to pay benefits based upon the deferred amount compounded at a floating interest rate of prime as reported in the Wall Street Journal plus two percent. The total received will vary for each individual due to age, amount of deferral, retirement, and whether or not the director has chosen to receive monthly benefits or a lump sum payment. At December 31, 1998, the deferred compensation liability totaled $142,000 (compared to $110,000 at December 31, 1997). The cash surrender value of life insurance was $261,000 at December 31, 1998 (compared to $211,000 at December 31, 1997).

The face amount of the insurance policies in force at December 31, 1998 approximated $1,108,000. The Deferred Compensation Program is not qualified under Section 401 of the Internal Revenue Code.

EMPLOYMENT AGREEMENTS

         Neither the Company nor First Bank has any employment agreements at December 31, 1998. The Company enters into simple agreements with the Directors in connection with their service for the upcoming year and their agreement to stand for election at the next Annual Meeting of the Shareholders.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


         The Company is authorized to issue 5,000,000 shares of its Common Stock and 5,000,000 shares of FFC Preferred Stock. (Please refer to Item 5 of this Report for additional discussion of the Company's authorized classes of securities.) As of March 16, 1998 there were 953,328 shares of the Company's Common Stock issued and outstanding exclusive of shares reserved for options. No shares of the FFC Preferred Stock were issued and outstanding or committed for issuance at said date.

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock by (A) persons owning five percent or more of the Company's Common Stock, (B) directors of the Company, and (C) the directors and executive officers of the Company as a group. No person known to the Company is the beneficial owner of more than 5% of the issued and outstanding shares of the Company's Common Stock. This information is based on information filed with or provided to the Company as of approximately February 15, 1999 and provided by the Company as of March 16, 1999. This table includes, in the ownership and percentage calculations, shares subject to options which may be exercised within the next sixty days by all directors and executive officers who are option holders in accordance with Rule 13d-3(d)(1) under the Exchange Act. However, each director's percentage of ownership is based on such director's pro forma ownership (including shares subject to being obtained by the exercise of options within the next 60 days) and the actual number of shares outstanding (953,328) at said date, plus that number of shares obtainable by the named person on the exercise of such options.

 NAME AND ADDRESS OF BENEFICIAL        AMOUNT AND NATURE OF BENEFICIAL        PERCENT OF CLASS (1)
          OWNER                                  OWNERSHIP(1)
(A) M. Dale McCulloch                             54,725(2)                            5.38
818 Moreland Hills Drive
Mt. Juliet, TN 37122

(B) Harold G. Bone                                34,250(3)                            3.37

Robert L. Callis, Esq.                            31,796(4)                            3.13

Morris D. Ferguson, M.D.                          14,998                               1.48

Arthur P. Gardner                                  7,305(5)                              *

M. Dale McCulloch                                 54,725(2)                            5.38

David Major                                       34,034                               3.35

 NAME AND ADDRESS OF BENEFICIAL        AMOUNT AND NATURE OF BENEFICIAL        PERCENT OF CLASS (1)
          OWNER                                  OWNERSHIP(1)
Dan E. Midgett                                    21,398(6)                            2.10

Monty Mires                                       20,751                               2.04

James S. Short                                    32,448(7)                            3.19

Harold W. Sutton                                  12,790(8)                            1.26

(C) Directors and Officers As a
    Group (14 Persons)                           327,420(9)                            32.2

---------------------------
*  Less than 1%.

                            Notes to Preceding Table

       (1) The percentages shown are based on 953,328 total shares outstanding as of March 16, 1999. The shares shown in each Director's column, and in the group total, include shares beneficially owned at March 16, 1999 by the named individual and those obtainable by the exercise of shares by such person within the next 60 days. The percentages include, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3(d)(1) of the Exchange Act. Under that Rule, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares voting power or investment power with respect to the security. Voting power includes the power to vote or to direct the voting of the power with respect to the security. Investment power includes the power to dispose or to direct the disposition of the security. Unless otherwise indicated, a shareholder possesses sole voting and investment power with respect to all of the shares shown opposite her or his name, including shares held in her or his individual retirement account. The following Directors and Executive Officers hold the specified number of options exercisable within 60 days: Mr. Bone (1,502), Mr. Callis (2,470), Dr. Ferguson (2,998), Mr. Gardner (2,734), Mr. Major (17,353),
Mr. McCulloch (2,036), Mr. Midgett (2,734), Mr. Mires (2,998), Mr. Short (13,868), Mr. Sutton (2,998), Mr. Davenport (1,760), Mr. Henson (2,360), Mrs.
Kimble (4,200), and Mr. Penuel (3,360). Shares held in self-directed Individual Retirement Accounts have been shown in each Director's total, which shares are shown as the individual possessing sole voting and dispositive authority.

       (2) This Director disclaims voting and investment authority as to 25,148 shares controlled by his spouse. Included in this Director's total are 1,848 shares which belong to such Director's minor children.

       (3) This Director has voting and investment authority with respect to 15,742 of the shares indicated as custodian for his children.

       (4) This Director disclaims voting and investment authority as to 4,971 shares controlled by his spouse. This Director also shares voting and dispositive authority as to 400 of the shares reflected in the total that are part of a trust.

       (5) This Director shares voting and investment authority as to 1,653 shares held jointly with his spouse and disclaims voting and investment authority as to 713 shares controlled by his spouse.

       (6) A plan of this Director's company (within the meaning of the Employee Retirement Income Security Act of 1974), owns 4,800 of the shares indicated. This Director disclaims voting and investment authority as to 1,400 shares controlled by his spouse. Included in this Director's total are 1,000 shares which belong to such Director's minor child.

       (7) Included in this Director's total are 201 shares which belong to such Director's minor step-children.

       (8) This Director shares voting and investment authority as to 8,519 shares held jointly with his spouse and disclaims voting and investment authority as to 302 shares controlled by his spouse.

       (9) This total includes all options attributable to such Executive Officers and Directors as well as shares as to which such persons might disclaim voting or investment authority.


ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


       The Company's and First Bank's directors and principal officers, as well as business organizations and individuals associated with them, are customers of the Bank and had normal banking transactions with the Bank during 1998. All loan transactions were made in the ordinary course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers and did not involve more than the normal risk of collectibility or present other unfavorable features. The Company relies upon its directors and executive officers for identification of their respective associates and affiliates (as those terms are defined in the Exchange Act), and transacts business with certain directors and their interests from time to time in the ordinary course of its business on terms believed by the Company to be competitive.


ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.


(a)  The following documents are filed as a part of this report:

     (1) The following statements and the Report of Maggart & Associates, P.C., Independent Certified Public Accountants, which are contained in the 1998 Annual Report to security holders, are expressly incorporated herein by reference:

           (a)    Consolidated Balance Sheets as of December 31, 1998 and 1997;

           (b) Consolidated Statements of Earnings for the three years ended December 31, 1998;

           (c) Consolidated Statements of Comprehensive Earnings for the three years ended December 31, 1998;

           (d) Consolidated Statements of Changes in Stockholders' Equity for the three years ended December 31, 1998;

           (e) Consolidated Statements of Cash Flows for the three years ended December 31, 1998; and

           (f)    All Notes to the foregoing Consolidated Financial Statements.

       (2)     Listing of Exhibits:

               3(i)     Charter, as amended.*

               3(ii)    Bylaws.**

               10.1     First Financial Corporation 1993 Stock Option Plan.***

               10.2     First Financial Corporation 1996 Dividend Reinvestment Plan.*

               10.3     First American National Bank Loan Documents.**

               10.4     Director Agreement (Generic Form).**

               11       Statement re: computation re per share earnings (Incorporated by reference to Note 17 of the Consolidated Financial Statements).

               13.1     Portions of the Annual Report to Security Holders, as set forth in the
                        Exhibit Index. Omitted in paper copies.

               21       Subsidiary of the Registrant for the year ended December 31, 1998.

               27       Financial Data Schedule.****

(b)  No reports on Form 8-K were filed for the quarter ended December 31, 1998.

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

     ** Incorporated herein by reference to Exhibit 10 filed with the Annual Report on Form 10-KSB under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

     *** Incorporated herein by reference to Exhibit 10 filed with the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993.

     **** This Exhibit is solely for the use of the United States Securities and Exchange Commission. No paper copy is being filed. This Schedule, filed only in electronic format, contains summary financial information extracted from the financial statements of the Company at December 31, 1998 and is qualified in its entirety by reference to such financial statements as set forth in the Company's Annual Report on Form 10-KSB for the period ending on December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FIRST FINANCIAL CORPORATION
                                                     (REGISTRANT)

                                           By:   /s/ David Major
                                                 -----------------------
                                                 David Major
                                                 Chairman, President and
                                                 Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                             Title                                     Date
         ---------                             -----                                     ----
/s/ David Major                   Chairman, President, Chief Executive              March 18, 1999
--------------------------        Officer and Director
David Major

/s/ Robert L. Callis              Secretary and Director                            March 18, 1999
--------------------------
Robert L. Callis

/s/ Sally P. Kimble               Chief Financial Officer, Chief                    March 18, 1999
--------------------------        Accounting Officer, and Treasurer
Sally P. Kimble

/s/ Harold Gordon Bone                     Director                                 March 18, 1999
--------------------------
Harold Gordon Bone

/s/ Morris D. Ferguson                     Director                                 March 18, 1999
--------------------------
Morris D. Ferguson

/s/ Arthur P. Gardner                      Director                                 March 18, 1999
--------------------------
Arthur P. Gardner

/s/ M. Dale McCulloch                      Director                                 March 18, 1999
--------------------------
M. Dale McCulloch

/s/ Dan E. Midgett                         Director                                 March 18, 1999
--------------------------
Dan E. Midgett

/s/ Monty Mires                            Director                                 March 18, 1999
--------------------------
Monty Mires

/s/ James S. Short                         Director, Executive Vice                 March 18, 1999
--------------------------                 President, and Senior Loan Officer
James S. Short

/s/ Harold W. Sutton                       Director                                 March 18, 1999
--------------------------
Harold W. Sutton

                                  EXHIBIT INDEX


-------------------------------------------------------------------------------------------------------------------
      EXHIBIT
      NUMBER                         DESCRIPTION OF EXHIBIT                                           LOCATION
-------------------------------------------------------------------------------------------------------------------
       3(i)          Charter, as amended.                                                                (1)

       3(ii)         Bylaws.                                                                             (2)

       10.1          First Financial Corporation 1993 Stock Option Plan.                                 (3)

       10.2          First Financial Corporation 1996 Dividend Reinvestment Plan.                        (1)

       10.3          First American National Bank Loan Documents.                                        (2)

       10.4          Director Agreement (Generic Form)                                                   (2)

        11           Statement re: computation of per share earnings.                                    (4)

       13.1          Annual Report to Security Holders (Only those portions incorporated                 (5)
                     by reference) into the Report on Form 10-KSB.                                [Omitted in Paper
                                                                                                       Copies]
        21           Subsidiaries of the Registrant for the year ended December 31, 1998.

        27           Financial Statement Schedule.                                                       (6)
                                                                                                  [Omitted in Paper
                                                                                                       Copies]
-------------------------------------------------------------------------------------------------------------------

         (1) Incorporated herein by reference to exhibits filed with Annual Report on Form 10-KSB under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996.

         (2) Incorporated herein by reference to exhibits filed with the Company's Annual Report on Form 10-KSB under the Exchange Act for the fiscal year ended December 31, 1997.

         (3) Incorporated herein by reference to Exhibit 10 filed with the Annual Report on Form 10-K under the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1993.

         (4) Incorporated by reference to Note 17 of the Consolidated Financial Statements.

         (5) Portions of the Annual Report to Security Holders are incorporated by reference into the Form 10-K. These portions are "Selected Financial Data," the Managements Discussion and Analysis or Plan of Operations," and the Company's Consolidated Financial Statements for the year ended December 31, 1998. This Exhibit is omitted in the paper copy pursuant to Instruction G(2) of the Instructions to Form 10-KSB.

         (6) This Exhibit is solely for the use of the United States Securities and Exchange Commission. No paper copy is being filed. This Schedule, filed only in electronic format, contains summary financial information extracted from the financial statements of the Company at December 31, 1998 and is qualified in its entirety by reference to such financial statements as set forth in the Company's Annual Report on Form 10-KSB for the period ending on December 31, 1998.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
Selected Financial Data
     (Unaudited)

--------------------------------------------------------------------------------


(In Thousands, Except Per Share Information)
Year Ended December 31,                          1998              1997            1996            1995            1994
--------------------------------------------- -----------          ------         ------          ------           -----
Interest income.............................  $    18,914          16,652         14,629          12,381           8,846
Interest expense............................        8,875           7,737          6,656           5,793           3,790
--------------------------------------------- -----------          ------         ------          ------           -----
         Net interest income................       10,039           8,915          7,973           6,588           5,056
Provision for possible loan losses..........         (480)           (350)          (310)           (356)           (325)
--------------------------------------------- -----------          ------         ------          ------           -----
Net interest income after provision
   for possible loan losses.................        9,559           8,565          7,663           6,232           4,731
Non-interest income.........................        2,524           2,090          1,739           1,538           1,889
Non-interest expense........................       (7,794)         (6,690)        (5,855)         (5,149)         (4,588)
--------------------------------------------- -----------          ------         ------          ------           -----
         Earnings before income taxes               4,289           3,965          3,547           2,621           2,032
Income taxes................................        1,441           1,361          1,197             880             702*
--------------------------------------------- -----------          ------         ------          ------           -----
         Net earning........................  $     2,848           2,604          2,350           1,741           1,330
============================================= ===========          ======         ======          ======           =====
Comprehensive earnings                        $     2,945           2,824          2,182           2,326             949
============================================= ===========          ======         ======          ======           =====
Cash dividends declared.....................  $       236             233            186             161             159
============================================= ===========          ======         ======          ======           =====
Total assets end of year....................  $   269,234         212,492        183,973         157,755         125,589
============================================= ===========          ======         ======          ======           =====
Stockholders' equity end of year............  $    18,885          15,962         13,173          11,047           8,885
============================================= ===========          ======         ======          ======           =====
Per share information:
   Basic earnings per common share*.........  $      3.01            2.78           2.53            1.89            1.43
============================================= ===========          ======         ======          ======           =====
   Diluted earnings per common share*.......  $      2.91            2.71           2.50            1.88            1.43
============================================= ===========          ======         ======          ======           =====
   Dividends per share*.....................  $       .25             .25           0.20           0.175           0.175
============================================= ===========          ======         ======          ======           =====
   Book value per share end of year*........  $     19.83           16.95          14.15           11.97            9.63
============================================= ===========          ======         ======          ======           =====

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

FORWARD-LOOKING STATEMENTS

         Management's discussion of the Company, and management's analysis of the Company's operations and prospects, and other matters, may include forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other provisions of federal and state securities laws. Although the Company believes that the assumptions underlying such forward-looking statements contained in this Report are reasonable, any of the assumptions could be inaccurate and, accordingly, there can be no assurance that the forward-looking statements included herein will prove to be accurate. The use of such words as expect, believe, anticipate, forecast, and comparable terms should be understood by the reader to indicate that the statement is "forward-looking" and thus subject to change in a manner that can be unpredictable. Factors that could cause actual results to differ from the results anticipated, but not guaranteed, in this Report, include (without limitation) economic and social conditions, competition for loans, mortgages, and other financial services and products, changes in interest rates, unforeseen changes in liquidity, results of operations, and financial conditions affecting the Company's customers, material unforeseen complications related to addressing Year 2000 issues (both as to the Company and as to its customers, vendors, consultants and governmental agencies), as well as other risks that cannot be accurately quantified or completely identified. Many factors affecting the Company's financial condition and profitability, including changes in economic conditions, the volatility of interest rates, political events and competition from other providers of financial services simply cannot be predicted. Because these factors are unpredictable and beyond the Company's control, earnings may fluctuate from period to period. The purpose of this type of information (such as in Item 2, as well as other portions of this Report) is to provide readers with information relevant to understanding and assessing the financial condition and results of operations of the Company, and not to predict the future or to guarantee results. The Company is unable to predict the types of circumstances, conditions, and factors that can cause anticipated results to change. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of changes or of unanticipated events, circumstances, or results.

--------------------------------------------------------------------------------

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

     The Company's investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, or the need or desire to increase capital and similar economic factors. The Company has $19,618,000 of securities scheduled to mature or reprice in the next twelve months.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
Management's Discussion and Analysis or
Plan of Operation

--------------------------------------------------------------------------------


     A secondary source of liquidity is the Company's loan portfolio. At December 31, 1998 the Company has commercial loans of approximately $41 million and other loans (real estate construction, real estate mortgage and consumer) of approximately $66 million which either will become due or will be subject to rate adjustments within the next twelve months. Continued emphasis will be placed on structuring adjustable rate loans.

     As for liabilities, certificates of deposit of $100,000 or greater of approximately $28 million will become due during the next twelve months. The Company's deposit base has shown continued growth, increasing by approximately $54 million or 28.2% in 1998. During 1997 deposits increased by approximately $26 million or 15.4%.

     The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At December 31, 1998 and 1997, the Company had $683,000 and $942,000, respectively, of these advances.

     As of December 31, 1998 the Company's asset sensitivity was 16.1% (the excess of earnings assets over interest sensitive liabilities divided by total assets at the one year threshold). Negotiable order of withdrawal accounts, money market demand accounts and savings accounts have no contractual maturities. Management's calculation of asset sensitivity has included them in the over one year repricing category. Management estimates an increase or decrease in interest rates of 1% would have an immaterial impact on earnings.

     Management works diligently to maintain proper liquidity. Given present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, it is anticipated that liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that are anticipated to result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 23.3% at December 31, 1998 and 19.5% at December 31, 1997. Liquidity is defined as net cash, short-term investments and marketable securities divided by deposits and short-term liability.

     The Company presently maintains an asset sensitive position over the 1999 year or a positive gap assuming negotiable order of withdrawal, money market demand and savings accounts are not rate sensitive. Asset sensitivity means that more of the Company's assets are capable of repricing over certain time frames than liabilities. The interest rates associated with these liabilities may not actually change over this period but are capable of changing. For example, the 90 day gap is a picture of the possible repricing over a 90 day period.

     The following table shows the rate sensitivity gaps for different time periods as of December 31, 1998:

                                                      -----------------------------------------------------------
        Interest rate sensitivity gaps:                    1-90          91-365         One Year
        December 31, 1998                                  Days           Days         and Longer        Total
                                                      ------------   ------------    ------------    ------------
        Interest-earning assets...................    $     78,264   $     60,727    $   109,650     $    248,641
        Interest-bearing liabilities..............          33,985         61,628        110,674          206,287
        ------------------------------------------    ------------   ------------    -----------     ------------
        Interest-rate sensitivity gap.............    $     44,279   $       (901)   $    (1,024)    $     42,354
        ==========================================    ============   ============    ===========     ============
        Cumulative gap............................    $     44,279   $     43,378    $    42,354
        Interest-rate sensitivity gap
           as a % of total assets.................            16.4%           (.3%)          (.4%)
        ==========================================    ============   ============    ===========
        Cumulative gap as a % of
           total assets...........................            16.4%          16.1%          15.7%
        ==========================================    ============   ============    ===========



     For purposes of presentation management considers negotiable order of withdrawal accounts, money market demand accounts and savings accounts totaling $76,159,000 at December 31, 1998 as being not necessarily interest rate sensitive and has included them in the above table in the over one year period. The cumulative gap would be decreased by $76,159,000 for all periods through 365 days if the accounts with no contractual maturities had been included in the 1-90 days maturity category.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
Management's Discussion and Analysis or
Plan of Operation
--------------------------------------------------------------------------------


CAPITAL RESOURCES

     A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 7.0% at December 31, 1998, 7.5% at December 31, 1997 and 7.2% at December 31, 1996. Total assets increased 26.7% from $212,492,000 to $269,234,000 during the year ended December 31, 1998.
During 1997 total assets increased from $183,973,000 to $212,492,000 or 15.5%. Management has anticipated an annual growth rate of 15% to 20% for 1999 compared to the annual growth rates of 26.7% for 1998 and 15.5% for 1997. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

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

     The following schedule details the Company's risk-based capital at December 31, 1998 (excluding the effect of the adoption of SFAS No. 115):

(In Thousands)
-------------------------------------------------------------------------------------------    ------------
Tier I capital:  Stockholders' equity......................................................    $     18,539
Tier II capital:
    Allowable allowance for loan losses (limited to 1.25% of risk-weighted assets).........           1,821
-------------------------------------------------------------------------------------------    -------------
         Total risk-based capital..........................................................    $     20,360
===========================================================================================    =============
Risk-weighted assets.......................................................................    $    192,172
===========================================================================================    =============
Risk-based capital ratios:  Tier I capital ratio...........................................            9.65%
===========================================================================================    =============
Total risk-based capital ratio.............................................................           10.59%
===========================================================================================    =============

     The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At December 31, 1998, the Company and its subsidiary bank were in compliance with these requirements.

     In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter's average total assets - excluding the effect of the adoption of SFAS No. 115) of 4%. The Company's leverage ratio at December 31, 1998 was 7.37% as compared to 7.45% at December 31, 1997 and 7.14% at December 31, 1996.

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

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
Management's Discussion and Analysis or
Plan of Operation

--------------------------------------------------------------------------------

     There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide liquidity in the shares. During the three years ended December 31, 1998 the Company did not redeem any of its common voting stock. All shares of common stock have been retroactively adjusted for a two-for-one stock split approved on April 18, 1996. The Company will continue to be a source of liquidity for its stock, however, at least in the near term, it will not be an aggressive purchaser.

     In April, 1993, the stockholders approved a stock option plan whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At December 31, 1998, 79,400 shares of the options had been granted at $10 per share, 2,000 shares were granted at $12 per share, 4,000 shares were granted at $13 per share, 29,792 shares were granted at $15 per share, 528 shares were granted at $19 per share, 13,000 shares were granted at $22.50 per share and 2,000 shares were granted in 1998 at $33 per share. The options are granted at the estimated market price of the stock at the date the option was granted. At December 31, 1998 there were 121,703 options granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At December 31, 1998 options to purchase 28,280 common shares were available for grant in future years.

     At present, the net book value of premises and equipment is 42.7% of the Company's capital. The subsidiary bank now has a significant presence in the Wilson County market with offices in Mt. Juliet, Tennessee, Hermitage, Tennessee and Lebanon, Tennessee. The bank also has a branch bank facility in Smyrna, Rutherford County, Tennessee which opened in the fourth quarter of 1997 and Donelson, Davidson County, Tennessee which opened in the fourth quarter of 1998. In addition, the Company opened a loan production office in Murfreesboro, Rutherford County, Tennessee in November, 1998. Management believes that expansion into these different markets diversifies its risk and provides increased opportunity for generating growth and profits. At present the ratio of fixed assets to capital at the subsidiary bank level is 43.0%. Investment in fixed assets can have a detrimental impact on profits, particularly in the short term.

     The Company's subsidiary, First Bank and Trust, formed a 100% owned subsidiary in 1998, American Title and Escrow. American Title and Escrow will provide full service mortgage loan closing services. Although formed in the current year, American Title and Escrow did not begin full operations until subsequent to year end.

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

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
Management's Discussion and Analysis or
Plan of Operation

--------------------------------------------------------------------------------

     -    Communications - Includes the phone systems.

     - Customer Awareness. Brochures have been developed, seminars conducted with employees and customers, information added to the bank's web site www.1firstbank.com.

     - Customer Evaluations. The loan and deposit bases have been evaluated for possible risk. This evaluation will be on going through January 1, 2000. Evaluation rating will be adjusted as necessary.

     - Environment. The physical building and systems utilized to keep it operating smoothly and comfortably for the bank's employees.

     -    Vendors.

     - Printed Paper Forms. All forms have been evaluated for combination two digits date fields. Those beginning with 19 will be replaced.

     First Bank's Y2K Action Team has contacted each vendor or supplier to determine their Year 2000 readiness. The Action Team is in the process of testing and validating the renovation of all systems and hardware. The target date for completion is March 31, 1999. It is anticipated that this phase will be substantially completed at that time.

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

RESULTS OF OPERATIONS

     Net earnings were $2,848,000 in 1998 as compared to $2,604,000 in 1997 and $2,350,000 in 1996. Basic earnings per common share increased from $2.53 in 1996 to $2.78 in 1997 to $3.01 in 1998. Diluted earnings per common share increased from $2.50 in 1996 to $2.71 in 1997 to $2.91 in 1998.

     As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, i.e., the excess of interest earned over interest paid.

     The Company's total interest income, excluding tax equivalent adjustments, increased by $2,262,000 or 13.6% in 1998, $2,023,000 or 13.8% in 1997, and
$2,248,000 or 18.2% in 1996. The gains resulting from volume in 1998 are offset by a decrease in interest rates. The increases were primarily attributable to higher volumes of earning assets in 1998, 1997, and 1996. The gains resulting from volume in 1997 were offset by a decrease in interest rates. The ratio of average earning assets to total average assets was 93.1% for the year ended December 31, 1998, 93.1% for 1997 and 93.2% for 1996.

     Interest expense increased by $1,138,000 in 1998 or 14.7%, increased $1,081,000 or 16.2% in 1997, and increased $863,000 or 14.9% in 1996. The increase in 1998 can be attributable largely to an increase in volume with a minor rate impact. The increase in 1997 can be attributable largely to an increase in volume. The increase in 1996 can be attributed generally to an increase in volume which was partially offset by a decrease in weighted average interest rates and a decrease in overall borrowings.

     The foregoing resulted in an increase in net interest income of $1,124,000 or 12.6% during 1998, $942,000 or 11.8% in 1997, and $1,385,000 or 21.0% in
1996.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
Management's Discussion and Analysis or
Plan of Operation

--------------------------------------------------------------------------------

     For the year ended December 31, 1998, the Company had interest income, on a tax-equivalent adjusted basis, as a percent of average earning assets, of 8.9%, compared with 9.2% for the year ended December 31, 1997 and 9.3% for 1996. Interest expense as a percentage of interest bearing liabilities declined from 4.86% to 4.78% from 1997 to 1998. Interest expense as a percentage of average interest bearing liabilities remained level at 4.9% in 1996 and 1997. Net interest spread, which is defined as the excess of the percentage of tax equivalent interest income to average earning assets over the percentage of interest expense to average interest bearing liabilities, decreased from 5.1% in 1996 to 4.9% in 1997 and decreased to 4.7% in 1998.

     Since assets are more sensitive to movements in rates this should favor the income statement. Should loan demand not increase, and competition, intent on increasing market share, drive interest expenses up, the net interest margin can be expected to decline.

     The provision for loan losses was $480,000 in 1998 as compared to $350,000 in 1997 and $310,000 in 1996. The provision for possible loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for possible loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problem loans on a timely basis.

     The following schedule details selected information as to nonperforming loans of the Company's subsidiary at December 31, 1998 and 1997:

(Dollars in thousands)                                          1998    1997
------------------------------------------------------------    ----    ----
Loans past due 90 days or more and still accruing:
   Commercial, financial and agricultural loans ............    $ 78    $139
   Real estate - construction ..............................      --      --
   Real estate - mortgage loans ............................     180     109
   Consumer loans ..........................................      60      67
------------------------------------------------------------    ----    ----
                                                                 318     315
============================================================    ====    ====
Non-accrual loans:
   Commercial, financial and agricultural loans ............       7     389
   Real estate - construction loans ........................      --      --
   Real estate - mortgage loans ............................      20      89
   Consumer loans ..........................................      --       3
------------------------------------------------------------    ----    ----
                                                                  27     481
============================================================    ====    ====
Renegotiated loans:
   Commercial, financial and agricultural loans ............      --      49
   Real estate - construction loans ........................      --      --
   Real estate - mortgage loans ............................     101     108
   Consumer loans ..........................................      --      --
------------------------------------------------------------    ----    ----
                                                                 101     157
============================================================    ====    ====
         Total nonperforming loans .........................    $446    $953
============================================================    ====    ====

     Nonperforming loans have decreased by $507,000 from December 31, 1997 to December 31, 1998 and represent .65% and .25% of total loans, respectively. The decrease resulted from a decrease in non-accrual loans of $454,000, an increase in loans ninety-days or more past due of $3,000, and a decrease in renegotiated loans of $56,000. The decrease in renegotiated loans from 1997 to 1998 resulted primarily from the paydown of loans between years. The one loan comprising this balance is included within real estate - mortgage.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
Management's Discussion and Analysis or
Plan of Operation

--------------------------------------------------------------------------------

     At December 31, 1998 loans totaling $2,729,000 were included in the Company's internal classified loan list. Of these loans $1,067,000 are consumer, $1,617,000 are commercial loans and $45,000 are real estate loans. The collateral values securing these loans total approximately $4,763,000 based on management estimates ($1,625,000 related to consumer loans, $3,088,000 related to commercial loans and $50,000 related to real estate loans). The determination of these collateral values involves subjective judgment and are not guaranteed. At December 31, 1997, the Company's internally classified loans totaled $2,018,000 as compared to $1,634,000 at December 31, 1996. Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially and adversely affect future operating results, liquidity or capital resources.

     Non-interest income increased $434,000 or 20.8% in 1998, and increased $351,000 or 20.2% in 1997, and increased $201,000 or 13.1% in 1996. Included in the year ended December 31, 1998 and 1996 are net security gains of $27,000 and $11,000, respectively. Exclusive of these transactions, non-interest income increased $407,000 or 19.5% in 1998 and increased $362,000 or 20.9% in 1997. The overall increase in non-interest income in 1998 includes a $30,000 increase in service charges on deposits, a $398,000 increase in gains on sales of loans, and a $21,000 decrease in other fees. The increases in 1997 and 1996 resulted from increases in service charges, and gains on sales of loans. Gain on sale of loans increased from $600,000 in 1996 to $812,000 in 1997 and increased to $1,210,000 in 1998. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

     Non-interest expense increased $1,104,000 or 16.5% in 1998, $835,000 or 14.3% in 1997, and $706,000 or 13.7% in 1996. Included in the year ended December 31, 1997 are net security losses of $47,000 related to sales of available-for-sale securities. Exclusive of these transactions, non-interest expense increased $1,151,000 or 17.3% and $788,000 or 13.5% in 1998 and 1997,
respectively. The increases in 1998, 1997, and 1996 were primarily attributable to increases in salaries and employee benefits which is due to an increased number of employees, locations, and increases in annual compensation; increases in occupancy expenses and additions to furniture and equipment in 1996 and the opening of new locations in 1997 and 1998. Employee salaries and benefits increased $656,000 or 17.2% in 1998, $526,000 or 16.0% in 1997 and $509,000 or
18.3% in 1996. The FDIC insurance premiums and state banking fees increased from $34,000 in 1996 to $59,000 in 1997 and increased to $62,000 in 1998. The decrease in 1996 FDIC premiums resulted from a reduction in the assessment rate from .23% to .04% of eligible deposits (the lowest rate under the newly enacted risk based assessment regulations) effective June 1, 1995 and effective January 1, 1996, the FDIC premiums were reduced to the annual minimum of $2,000. Premiums for 1998 increased to $24,000 as compared to $21,000 in 1997.

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

     The classification of the entire securities portfolio at December 31, 1998 and 1997 as available-for-sale was made to provide for more flexibility in asset/liability management and capital management.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION
Management's Discussion and Analysis or
Plan of Operation

--------------------------------------------------------------------------------

     The net increase in capital at December 31, 1996 resulting from applying these accounting provisions totaled $29,000 which represents the unrealized appreciation in securities available-for-sale of $47,000 less applicable tax deductions of $18,000. At December 31, 1997, the net increase in capital totaled $249,000 which represents the unrealized appreciation in securities available-for-sale of $401,000 less applicable taxes of $152,000. The net increase in capital at December 31, 1998 totaled $346,000 which represents the unrealized appreciation in securities available-for-sale of $556,000 less applicable taxes of $211,000.

     Management is not aware of any known trends, events or uncertainties that will have or reasonably likely to have a material effect on the Company's liquidity, capital resources or operations of the Company. The Company is not aware of any current recommendations, which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations.

     Branch operations contributed 66.6% of the Bank's total deposits by year end as compared to 67.9% in 1997, as well as 49.1% of the loans as compared to 45.3% in 1997. The origination and sale of loans net of direct expenses contributed $439,000 in pretax income in 1998 and $177,000 in 1997. Management will continue to investigate potential opportunities to offer new products as well as opportunities to increase market share through geographical expansion.

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

     Interest rate risk (sensitivity) management focuses on the earnings risk associated with changing interest rates. Management seeks to maintain profitability in both immediate and long term earnings through funds management/interest rate risk management. The Company's rate sensitivity position has an important impact on earnings. Senior management of the Company meets monthly to analyze the rate sensitivity position. These meetings focus on the spread between the cost of funds and interest yields generated primarily through loans and investments.

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


--------------------------------------------------------------------------------
                          Independent Auditor's Report


THE BOARD OF DIRECTORS
FIRST FINANCIAL CORPORATION:

   We have audited the accompanying consolidated balance sheets of First Financial Corporation and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of earnings, comprehensive earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Financial Corporation and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                          /s/ Maggart & Associates, P.C.

Nashville, Tennessee
January 11, 1999

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


CONSOLIDATED BALANCE SHEETS
   DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------------------------------------------
(In Thousands)                                                                                 1998           1997
-----------------------------------------------------------------------------------------    ---------     ---------
ASSETS

Loans, net of allowance for possible loan losses of $1,821,000 and $1,704,000,
   respectively .........................................................................    $ 172,550     $ 145,065
Securities available-for-sale, at market (amortized cost of $55,790,000 and
   $39,613,000, respectively) ...........................................................       56,347        40,015
Loans held for sale .....................................................................        5,438         2,606
Federal funds sold ......................................................................       12,485         9,300
-----------------------------------------------------------------------------------------    ---------     ---------
                  Total earning assets ..................................................      246,820       196,986
-----------------------------------------------------------------------------------------    ---------     ---------

Cash and due from banks .................................................................       11,284         6,100
Premises and equipment, net .............................................................        8,068         6,752
Other real estate .......................................................................           --             2
Accrued interest receivable .............................................................        2,024         1,873
Deferred income taxes ...................................................................          233           258
Other assets ............................................................................          805           521
                                                                                             ---------     ---------
                  Total assets ..........................................................    $ 269,234     $ 212,492
-----------------------------------------------------------------------------------------    ---------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
   Demand deposits ......................................................................    $  42,488     $  25,550
   Negotiable order of withdrawal accounts ..............................................       28,677        23,954
   Money market account deposits ........................................................       33,241        23,118
   Savings accounts .....................................................................       15,959         9,833
   Certificates of deposit ..............................................................      127,346       110,805
-----------------------------------------------------------------------------------------    ---------     ---------
                  Total deposits ........................................................      247,711       193,260
-----------------------------------------------------------------------------------------    ---------     ---------

Accrued interest payable ................................................................        1,119         1,096
Other liabilities .......................................................................          455           246
Short-term borrowings ...................................................................           --           600
Advances from Federal Home Loan Bank ....................................................          683           942
Long-term debt ..........................................................................          381           386
-----------------------------------------------------------------------------------------    ---------     ---------
                  Total liabilities .....................................................      250,349       196,530
-----------------------------------------------------------------------------------------    ---------     ---------

Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares, no shares issued .........                         --
   Common stock, $2.50 par value, authorized 5,000,000 shares,
     issued 1,090,486 and 1,079,572 shares, respectively ................................        2,726         2,699
   Additional paid-in capital ...........................................................        4,208         4,021
   Retained earnings ....................................................................       12,862        10,250
   Net unrealized gains on available-for-sale securities, net of applicable
     income taxes of $211,000 and $152,000, respectively ................................          346           249
   Less cost of 137,926 shares of treasury stock ........................................       (1,257)       (1,257)
-----------------------------------------------------------------------------------------    ---------     ---------
                  Total stockholders' equity ............................................       18,885        15,962
-----------------------------------------------------------------------------------------    ---------     ---------

COMMITMENTS AND CONTINGENCIES

-----------------------------------------------------------------------------------------
                  Total liabilities and stockholders' equity ............................    $ 269,234     $ 212,492
-----------------------------------------------------------------------------------------    ---------     ---------



See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS
   THREE YEARS ENDED DECEMBER 31, 1998

-------------------------------------------------------------------------------------------------------
(In Thousands, Except Per Share Amounts)                               1998         1997        1996
-----------------------------------------------------------------    --------     --------     --------
Interest income:
  Interest and fees on loans ....................................    $ 15,429     $ 13,732     $ 11,893
  Interest and dividends on securities:
     Taxable securities .........................................       2,074        1,848        2,036
     Exempt from Federal income taxes ...........................         662          550          436
  Interest on loans held for sale ...............................         208          142          119
  Interest on Federal funds sold ................................         541          380          137
  Interest on interest-bearing deposits in financial institutions          --           --            8
-----------------------------------------------------------------    --------     --------     --------
         Total interest income ..................................      18,914       16,652       14,629
-----------------------------------------------------------------    --------     --------     --------

Interest expense:
  Interest on negotiable order of withdrawal accounts ...........         648          536          401
  Interest on money market demand accounts ......................       1,098          883          795
  Interest on savings deposits ..................................         264          228          224
  Interest on individual retirement savings accounts ............          76           79           80
  Interest on certificates of deposit ...........................       6,695        5,857        4,965
  Interest on short-term borrowings .............................           8           57           76
  Interest on advances from Federal Home Loan Bank ..............          59           70           88
  Interest on long-term debt ....................................          27           27           27
-----------------------------------------------------------------    --------     --------     --------
          Total interest expense ................................       8,875        7,737        6,656
-----------------------------------------------------------------    --------     --------     --------

Net interest income before provision for loan losses ............      10,039        8,915        7,973
Provision for possible loan losses ..............................        (480)        (350)        (310)
-----------------------------------------------------------------    --------     --------     --------
Net  interest income after provision for possible loan losses ...       9,559        8,565        7,663
Non-interest income .............................................       2,524        2,090        1,739
Non-interest expense ............................................      (7,794)      (6,690)      (5,855)
-----------------------------------------------------------------    --------     --------     --------
         Earnings before income taxes ...........................       4,289        3,965        3,547

Income taxes ....................................................       1,441        1,361        1,197
-----------------------------------------------------------------    --------     --------     --------

         Net earnings ...........................................    $  2,848     $  2,604     $  2,350
-----------------------------------------------------------------    --------     --------     --------

Basic earnings per common share .................................    $   3.01     $   2.78     $   2.53
-----------------------------------------------------------------    --------     --------     --------

Diluted earnings per common share ...............................    $   2.91     $   2.71     $   2.50
-----------------------------------------------------------------    --------     --------     --------


See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
   YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


--------------------------------------------------------------------------------------------------------
(In Thousands)                                                               1998       1997       1996
----------------------------------------------------------------------     -------     ------    -------
Net earnings:                                                              $ 2,848     $2,604    $ 2,350
                                                                           -------     ------    -------
Other comprehensive earnings (losses) net of tax:
  Unrealized gains on available-for-sale securities arising during period, net of income tax expense of $70,000, $117,000 and
     benefit of $99,000, respectively                                          114        191       (161)
  Reclassification adjustment for losses (gains) included in net earnings, net of income tax expense of $10,000, benefit of $18,000
     and expense of $4,000, respectively                                       (17)        29         (7)
                                                                           -------     ------    -------
             Other comprehensive earnings (loss)                                97        220       (168)
-----------------------------------------------------------------------    -------     ------    -------

             Comprehensive earnings                                        $ 2,945     $2,824    $ 2,182
=======================================================================    =======     ======    =======






See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
   THREE YEARS ENDED DECEMBER 31, 1998

------------------------------------------------------------------------------------------------------------------------
                                                                                       Net
                                                                                    Unrealized
                                                                                      Gains
                                                                                    (Losses)
                                                                                       On
                                                         Additional                 Available-
                                               Common      Paid-In      Retained     For-Sale     Treasury
(In Thousands, Except Shares)                   Stock      Capital      Earnings    Securities      Stock         Total
-----------------------------------------      ------    ----------    ---------    ----------    --------      --------
Balance December 31, 1995 ...............      $2,651      $3,741      $  5,715       $ 197       $(1,257)      $ 11,047
Net earnings for year ...................          --          --         2,350          --            --          2,350

Cash dividends declared ($.20 per share)           --          --          (186)         --            --           (186)

Issuance of 962 shares of common stock ..           3           8            --          --            --             11

Issuance of 7,224 shares of common stock
   pursuant to dividend reinvestment plan          18         101            --          --            --            119

Net change in unrealized appreciation
   during the year, net of tax benefit of
   $103,000                                        --          --            --        (168)           --           (168)
-----------------------------------------      ------      ------      --------       -----       -------       --------

Balance December 31, 1996 ...............       2,672       3,850         7,879          29        (1,257)        13,173

Net earnings for year ...................          --          --         2,604          --            --          2,604

Cash dividends declared ($.25 per share)           --          --          (233)         --            --           (233)

Issuance of 2,808 shares of common stock            7          26            --          --            --             33

Issuance of 7,850 shares of common stock
   pursuant to dividend reinvestment plan          20         145            --          --            --            165

Net change in unrealized appreciation
   during the year, net of taxes of
   $134,000..............................          --          --            --         220            --            220
-----------------------------------------      ------      ------      --------       -----       -------       --------

Balance December 31, 1997 ...............       2,699       4,021        10,250         249        (1,257)        15,962

Net earnings for year ...................          --          --         2,848          --            --          2,848

Cash dividends declared ($.25 per share)           --          --          (236)         --            --           (236)

Issuance of 4,519 shares of common stock           11          37            --          --            --             48

Issuance of 6,395 shares of common stock
   pursuant to dividend reinvestment plan          16         150            --          --            --            166

Net change in unrealized appreciation
   during the year, net of taxes of
   $59,000 ..............................          --          --            --          97            --             97
-----------------------------------------      ------      ------      --------       -----       -------       --------
BALANCE DECEMBER 31, 1998                      $2,726      $4,208      $ 12,862       $ 346       $(1,257)      $ 18,885
=========================================      ======      ======      ========       =====       =======       ========



See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
   THREE YEARS ENDED DECEMBER 31, 1998
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

------------------------------------------------------------------------------------------------------------
(In Thousands)                                                               1998        1997         1996
----------------------------------------------------------------------    --------     --------     --------
Cash flows from operating activities:
  Interest received ..................................................    $ 18,792     $ 16,336     $ 14,463
  Fees received ......................................................       1,287        1,278        1,128
  Interest paid ......................................................      (8,852)      (7,523)      (6,578)
  Cash paid to suppliers and employees ...............................      (7,204)      (6,302)      (5,544)
  Proceeds from loan sales ...........................................      60,962       38,614       34,603
  Originations of loans held for sale ................................     (62,584)     (38,685)     (33,914)
  Income taxes paid ..................................................      (1,564)      (1,483)      (1,330)
----------------------------------------------------------------------    --------     --------     --------
         Net cash provided by operating activities ...................         837        2,235        2,828
----------------------------------------------------------------------    --------     --------     --------

Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities ...............       1,519        7,236       10,711
  Proceeds from maturities of available-for-sale securities ..........      15,360        4,276        4,321
  Purchase of available-for-sale securities ..........................     (33,057)      (8,666)     (14,112)
  Loans made to customers, net of repayments .........................     (27,965)     (22,644)     (23,276)
  Purchase of premise and equipment ..................................      (1,890)      (1,698)      (1,300)
  Proceeds from maturities of interest-bearing deposits in
     financial institutions ..........................................          --           --          203
  Proceeds from sale of other real estate ............................          59           --          239
  Increase in other real estate ......................................         (59)          --           (5)
  Purchase of other assets ...........................................          --           --          (34)
----------------------------------------------------------------------    --------     --------     --------
         Net cash used in investing activities .......................     (46,033)     (21,496)     (23,253)
----------------------------------------------------------------------    --------     --------     --------

Cash flows from financing activities:
  Net increase in non-interest-bearing demand,
     savings and NOW deposit accounts ................................      16,541       14,194        6,414
  Net increase in time deposits ......................................      37,910       11,621       18,109
  Repayments of short-term borrowings, net ...........................        (600)        (200)        (196)
  Repayment of advances from Federal Home Loan Bank ..................        (259)         (51)        (338)
  Repayment of long-term debt ........................................          (5)          (5)          (4)
  Issuance of common stock ...........................................         214          198          130
  Dividends paid .....................................................        (236)        (233)        (186)
----------------------------------------------------------------------    --------     --------     --------
         Net cash provided by financing activities ...................      53,565       25,524       23,929
----------------------------------------------------------------------    --------     --------     --------

Net increase in cash and cash equivalents ............................       8,369        6,263        3,504

Cash and cash equivalents at beginning of year .......................      15,400        9,137        5,633
----------------------------------------------------------------------    --------     --------     --------

Cash and cash equivalents at end of year .............................    $ 23,769     $ 15,400     $  9,137
======================================================================    ========     ========     ========


See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
   THREE YEARS ENDED DECEMBER 31, 1998
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

--------------------------------------------------------------------------------------------------------
(In Thousands)                                                            1998        1997        1996
----------------------------------------------------------------------   -------     -------     -------
Reconciliation of net earnings to net cash
  provided by operating activities:
     Net earnings ...................................................    $ 2,848     $ 2,604     $ 2,350
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
         Depreciation and amortization ..............................        603         324         324
         Amortization of organization expense .......................         --          --           9
         Loss (gain) on securities ..................................        (27)         47         (11)
         Provision for possible loan losses .........................        480         350         310
         Provision for losses on other real estate ..................          2          --          --
         Provision for deferred taxes ...............................        (34)         18        (123)
         Decrease (increase) in loans held for sale .................     (2,832)       (883)         89
         Increase in accrued interest receivable ....................       (151)       (237)       (175)
         Increase in other assets ...................................       (284)       (159)        (52)
         Decrease in taxes payable ..................................         --         (90)        (11)
         Increase in interest payable ...............................         23         214          78
         Increase in accrued expenses ...............................        209          47          40
---------------------------------------------------------------------    -------     -------     -------
             Total adjustments ......................................     (2,011)       (369)        478
---------------------------------------------------------------------    -------     -------     -------

             Net cash provided by operating activities ..............    $   837     $ 2,235     $ 2,828
=====================================================================    =======     =======     =======



SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:

  Change in realized gain (loss) in value of securities
     available-for-sale, net of taxes of $59,000 in 1998 and
     $134,000 in 1997 and tax benefit of $103,000 in 1996 ...........    $    97     $   220     $  (168)
=====================================================================    =======     =======     =======





See accompanying notes to consolidated financial statements.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 31, 1998, 1997 AND 1996

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

--------------------------------------------------------------------------------

         (A)      PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, First Bank & Trust ("the Bank"). First Bank and Trust's consolidated financial statements include the activity of its wholly-owned subsidiary, American Title and Escrow which was formed during 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

--------------------------------------------------------------------------------

         (B)      NATURE OF OPERATIONS

                  First Bank & Trust operates under state bank charter and provides full banking services. As a state bank, the subsidiary bank is subject to regulation of the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation. The area served by First Bank & Trust is Wilson County, Tennessee and surrounding counties in Middle Tennessee. Services are provided at the main office and six branch offices plus a loan production office.

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

--------------------------------------------------------------------------------

         (D)      LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

                  Loans are stated at the principal amount outstanding. Unearned discounts, deferred loan fees net of loan acquisition costs, and the allowance for possible loan losses are shown as reductions of loans. Loan origination and commitment fees and certain loan-related costs are being deferred and the net amount amortized as an adjustment of the related loan's yield over the contractual life of the loan. Unearned discount represents the unamortized amount of finance charges, principally related to certain installment loans. Interest income on most loans is accrued based on the principal amount outstanding.

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

                                                                 FIRST FINANCIAL
                                                                     CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


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

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

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

                  The allowance for possible loan losses is increased by provisions for possible loan losses charged to expense and is reduced by loans charged off net of recoveries on loans previously charged off. The provision is based on management's determination of the amount of the allowance necessary to provide for estimated loan losses based on its evaluation of the loan portfolio. Determining the appropriate level of the allowance and the amount of the provision involves uncertainties and matters of judgment and therefore cannot be determined with precision.

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

                  -   SECURITIES AVAILABLE-FOR-SALE

                        Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at estimated fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Amortization of premiums and discounts are recognized by the interest method.

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

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

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

--------------------------------------------------------------------------------

         (I)      LONG-LIVED ASSETS

                  Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has determined that no impairment loss need be recognized for its long-lived assets.

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

--------------------------------------------------------------------------------

         (K)      CASH AND CASH EQUIVALENTS

                  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold. Generally, Federal funds sold are purchased and sold for one-day periods. The subsidiary bank maintains deposits with other financial institutions in excess of the Federal insurance amounts. Management makes deposits only with financial institutions it considers to be financially sound.

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

                  The Company and its subsidiary file a consolidated Federal income tax return. Each member of the consolidated group provides for income taxes on a separate-return basis.

--------------------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

         (M)      ADVERTISING COSTS

                  Advertising costs are expensed when incurred.

--------------------------------------------------------------------------------

         (N)      RECLASSIFICATIONS

                  Certain reclassifications have been made to the 1997 and 1996 figures to conform to the presentation for 1998.

--------------------------------------------------------------------------------

         (O)      OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

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

--------------------------------------------------------------------------------

(2)      LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

         Loans and allowance for possible loan losses at December 31, 1998 and 1997 are summarized as follows:

         (In Thousands)                                                     1998          1997
         ------------------------------------------------------------    ---------     ---------
         Commercial, financial and agricultural .....................    $  61,737     $  46,024
         Real estate - construction .................................       14,271        12,656
         Real estate - mortgage .....................................       82,936        74,032
         Consumer ...................................................       16,443        15,158
         ------------------------------------------------------------    ---------     ---------
                                                                           175,387       147,870
         Less unearned interest .....................................       (1,016)       (1,101)
         Less allowance for possible loan losses ....................       (1,821)       (1,704)
         ------------------------------------------------------------    ---------     ---------
                                                                         $ 172,550     $ 145,065
         ============================================================    =========     =========


         The principal maturities on loans at December 31, 1998 are as follows:

                                                                   (In Thousands)
                                      --------------------------------------------------------------------
                                         Commercial
                                          Financial
                                            and        Real Estate   Real Estate -
         Maturity                       Agricultural  Construction     Mortgage     Consumer       Total
         ----------------------------   ------------  ------------   -------------  --------      --------
         3 months or less ...........      $19,166       $ 9,731       $19,188      $  7,661      $ 55,746
         3 to 12 months .............       21,531         4,424        19,050           749        45,754
         1 to 5 years ...............       20,279           116        37,382         7,643        65,420
         Over 5 Years ...............          761            --         7,316           390         8,467
         ----------------------------      -------       -------       -------      --------      --------

                                           $61,737       $14,271       $82,936      $ 16,443      $175,387
         ============================      =======       =======       =======      ========      ========


         At December 31, 1998, variable rate and fixed rate loans total $44,174,000 and $131,213,000, respectively. Variable and fixed rate loans at December 31, 1997 were $32,490,000 and $115,380,000, respectively.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

         In the normal course of business, the Company's subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Company and to their affiliates. At December 31, 1998 and 1997, the aggregate amount of these loans was $1,547,000 and $1,897,000, respectively. As of December 31, 1998, none of these loans were restructured, nor were any related party loans charged-off during the most recent three years.

         An analysis of the activity with respect to such loans to related parties is as follows:

         (In Thousands)                                            1998           1997
         ---------------------------------------------------      -------       -------
         Balance, January 1 ................................      $ 1,897       $ 2,753
         New Loans during the year .........................        2,552         1,451
         Repayments during the year ........................       (2,902)       (2,307)
         ---------------------------------------------------      -------       -------
         Balance, December 31 ..............................      $ 1,547       $ 1,897
         ===================================================      =======       =======


         At December 31, 1998 and 1997, loans which had been placed on non-accrual status totaled $27,000 and $481,000, respectively. Had interest been accrued on these loans, net earnings would have been increased by approximately $3,000 in 1998 and $35,000 in 1997. No loans were on non-accrual status during 1996.

         Transactions in the allowance for possible loan losses for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

         (In Thousands)                               1998          1997          1996
                                                     -------       -------       -------
         Balance, beginning of year ...........      $ 1,704       $ 1,541       $ 1,246
         Provision charged to operating expense          480           350           310
         Loans charged off ....................         (388)         (209)          (98)
         Recoveries on losses .................           25            22            83
         --------------------------------------      -------       -------       -------
         Balance, end of year .................      $ 1,821       $ 1,704       $ 1,541
         ======================================      =======       =======       =======


         The Company's principal customers are basically in the Middle Tennessee area with a concentration in Wilson County, Tennessee. Credit is extended to businesses and individuals and is evidenced by promissory notes. The terms and conditions of the loans including collateral varies depending upon the purpose of the credit and the borrower's financial condition.

         Impaired loans and related loan loss reserve amounts at December 31, 1998 and 1997 were as follows:

         (In Thousands)                                       1998            1997
         -----------------------------------------------    ---------       --------
         Recorded investment............................    $   1,540       $    715
         Loan loss reserve..............................          308            143
                                                            =========       ========


         The average recorded investment in impaired loans for the years ended December 31, 1998 and 1997 was $1,128,000 and $650,000, respectively.
         The related total amount of interest income recognized on the accrual basis for the period that such loans were impaired was $163,000, $60,000 and $31,000 for 1998, 1997 and 1996, respectively. The amount of interest income recognized on the cash basis for the period such loans were impaired was none for 1998 and 1996 and $8,000 in 1997.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

         In 1998, 1997 and 1996, the Company originated for sale in the secondary market loans of $62,584,000, $38,685,000, and $33,914,000, respectively. Under normal terms, the Company may be required, in the event of default, to repurchase loans sold for a period of ninety days. At December 31, 1998, the subsidiary Bank had repurchased no loans which had been originated by the subsidiary Bank and sold in the secondary market. The subsidiary Bank's allowance for loan losses is available to absorb losses related to the loan portfolio, including off-balance sheet credit exposures. Management expects no significant loss of income to result from these recourse provisions. The gain on sale of these loans totaled $1,210,000 in 1998, $812,000 in 1997, and $600,000 in 1996.

--------------------------------------------------------------------------------

(3)      DEBT AND EQUITY SECURITIES

         Debt and equity securities have been classified in the balance sheet according to management's intent. The amortized cost and the estimated market values of securities at December 31 were as follows:

                                                                  Securities Available-For-Sale
                                                                               1998
                                                      -----------------------------------------------------
                                                                         Gross       Gross        Estimated
                                                         Amortized    Unrealized   Unrealized       Market
         (In Thousands)                                     Cost         Gains       Losses          Value
         -----------------------------------------       ---------    ----------   ----------     ---------

         U.S. Government obligations .............        $ 3,002        $ 14        $    --        $ 3,016
         Securities of U.S. government
           agencies and corporations .............          7,327          44             33          7,338
         Obligations of state and political
           subdivisions ..........................         15,064         503              1         15,566
         Mortgage-backed securities ..............         27,177         134            112         27,199
         Collateralized mortgage obligations .....          2,548          14              6          2,556
         Federal Home Loan Bank stock ............            672          --             --            672
         -----------------------------------------        -------        ----        -------        -------
                                                          $55,790        $709        $   152        $56,347
         =========================================        =======        ====        =======        =======


         The effective yield at December 31, 1998 on the collateralized mortgage obligations was 5.7%.

                                                              Securities Available-For-Sale
                                                                           1997
                                                   --------------------------------------------------
                                                                   Gross       Gross        Estimated
                                                   Amortized    Unrealized   Unrealized       Market
         (In Thousands)                               Cost         Gains       Losses          Value
         -----------------------------------       ---------    ----------   ----------     ---------
         U.S. Government obligations .......        $ 6,748        $ 23        $     3        $ 6,768
         Securities of U.S. government
           agencies and corporations .......          7,540          64             16          7,588
         Obligations of state and political
           subdivisions ....................         12,874         263             20         13,117
         Mortgage-backed securities ........         10,258         149             36         10,371
         Collateralized mortgage obligations          1,611          --             22          1,589
         Federal Home Loan Bank stock ......            582          --             --            582
         -----------------------------------        -------        ----        -------        -------
                                                    $39,613        $499        $    97        $40,015
         ===================================        =======        ====        =======        =======


         The effective yield at December 31, 1997 on the collateralized mortgage obligations was 5.5%.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

         The Company periodically applies the stress test to its securities portfolio. To satisfy the stress test a security's estimated market value should not decline more than certain percentages given certain assumed interest rate increases. The Company had no securities that failed to meet the stress test as of December 31, 1998.

         Included in the securities are $13,699,000 (amortized cost of $13,313,000) and $11,381,000 (amortized cost of $10,861,000) at
         December 31, 1998 and 1997, respectively, in obligations of political subdivisions located within the State of Tennessee. Management purchases only obligations of such political subdivisions it considers to be financially sound.

         The amortized cost and estimated market value of debt and equity securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                  (In Thousands)
                                                                             ------------------------
                                                                                            Estimated
                                                                              Amortized       Market
         Securities Available-for-Sale                                          Cost           Value
         ----------------------------------------------------------------     ---------     ---------
         Due in one year or less ........................................      $ 4,155        $ 4,176
         Due after one year through five years ..........................        7,896          8,001
         Due after five years through ten years .........................        8,087          8,184
         Due after ten years ............................................        7,803          8,115
                                                                               -------        -------
                                                                                27,941         28,476
         Mortgage-backed securities .....................................       27,177         27,199
         Federal Home Loan Bank stock ...................................          672            672
         ----------------------------------------------------------------      -------        -------
                                                                               $55,790        $56,347
         ================================================================      =======        =======

         Included within the securities portfolio is stock of the Federal Home Loan Bank amounting to $672,000 and $582,000 at December 31, 1998 and 1997, respectively. The stock can be sold back only at par and only to the Federal Home Loan Bank or to another member institution.

         Proceeds and realized gains and losses on sales of debt and equity securities for the year ended December 31 are summarized as follows:

         For the Year Ended December 31 (In Thousands)                  1998          1997           1996
         ------------------------------------------------------        ------        -------       --------
         Gross proceeds from sales ............................        $1,519        $ 7,236       $ 10,711
         ======================================================        ======        =======       ========

         Gross realized gains .................................        $   27        $    17       $     57
         Gross realized losses ................................            --            (64)           (46)
         ------------------------------------------------------        ------        -------       --------
         Net realized gains (losses)...........................        $   27        $   (47)      $     11
         ======================================================        ======        =======       ========


         Investment securities carried in the balance sheet at $17,294,000 (amortized cost of $16,969,000) as of December 31, 1998 were pledged to secure public and trust deposits and for other purposes as required or permitted by law. At December 31, 1997, the carrying value of pledged securities was $19,376,000 with an amortized cost of $19,199,000.

--------------------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


(4)      PREMISES AND EQUIPMENT

         The detail of premises and equipment at December 31, 1998 and 1997 is as follows:

         (In Thousands)                              1998            1997
         ----------------------------------        --------         -------
         Land .............................        $  1,472         $ 1,472
         Land improvements ................             142             120
         Buildings ........................           5,236           4,171
         Leasehold improvements ...........             396              73
         Construction in progress .........              28             111
         Furniture and equipment ..........           3,384           2,864
         Autos ............................              38              38
                                                   --------         -------
                                                     10,696           8,849
         Less accumulated depreciation               (2,628)         (2,097)
         ----------------------------------        --------         -------
                                                   $  8,068         $ 6,752
         ==================================        ========         =======

--------------------------------------------------------------------------------

(5)      CERTIFICATES OF DEPOSIT

         Principal maturities of certificates of deposit and individual retirement accounts at December 31, 1998 are as follows:

                                                                           (In Thousands)
                                                        ---------------------------------------------
                                                        Single Deposits     Single Deposits
         Maturity                                        Under $100,000      Over $100,000     Total
         ---------------------------------------------  ---------------     ---------------  --------
         3 months or less ............................      $16,904            $ 15,466      $ 32,370
         3 to 6 months ...............................       18,141               4,554        22,695
         6 to 12 months ..............................       30,586               8,264        38,850
         1 to 5 years ................................       25,415               8,016        33,431
         ---------------------------------------------      -------            --------      --------
                                                            $91,046            $ 36,300      $127,346
         =============================================      =======            ========      ========

         The subsidiary bank is required to maintain cash balances or balances with the Federal Reserve Bank or other correspondent banks based on certain percentages of deposit types. The average required amounts for the years ended December 31, 1998 and 1997 were approximately $2,333,000 and $1,015,000, respectively.

         At December 31, 1998 certificates of deposit and other deposits in denominations of $100,000 or more amounted to $75,300,000 as compared to $49,600,000 at December 31, 1997.

--------------------------------------------------------------------------------

(6)      SHORT-TERM BORROWINGS

         The Company has entered into a loan agreement with a commercial bank. The agreement extends a line of credit to the Company in an amount not to exceed $5,000,000. The line is available to purchase and retire stock of the Company as it becomes available or to meet other cash needs of the Company. The line matures on or before June 30, 1999, and at the maturity may be converted to a term note for a period not to exceed ten (10) years. The stock of the subsidiary Bank collateralizes the line. The Company has the option, prior to the beginning of the following month, to select either the prime rate of the lender or a fixed three month rate of 2.25% over the London Interbank Offered Rate ("Libor"). The subsidiary bank must maintain a total capital to total tangible asset ratio equal to or greater than those of a "well capitalized" bank as defined by the regulatory authorities. There was no outstanding balance at December 31, 1998, and the outstanding balance at December 31, 1997 was $600,000.
--------------------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

(7)      ADVANCES FROM FEDERAL HOME LOAN BANK

         The advances from the Federal Home Loan Bank at December 31, 1998 and 1997 consist of the following:


                                                             (In Thousands)
                                                         ---------------------
         Interest Rate                                     1998         1997
                                                         -------      --------
         7.05%........................................   $   450      $    616
         7.65%........................................       233           326
         ---------------------------------------------   -------      --------
                                                         $   683      $    942
         =============================================   =======      ========



         Advances from the Federal Home Loan Bank at December 31, 1998 are to mature as follows:

                                                                  (In Thousands)
         Year Ending December 31,                                     Amount
                                                                 -----------------
                    1999........................................   $      464
                    2000........................................           15
                    2001........................................           17
                    2002........................................           18
                    2003........................................           20
                    Later years.................................          149
         -------------------------------------------------------   ----------
                                                                   $      683
         =======================================================   ==========

         These advances are collateralized by approximately $1,025,000 of the subsidiary bank's mortgage loan portfolio.

--------------------------------------------------------------------------------

(8)      LONG-TERM DEBT

         On October 26, 1994, the Company executed a 7.0% promissory note in the amount of $400,000. The promissory note is payable in monthly principal and interest installments of $2,661, with the remaining balance due October 26, 2004. This note is secured by a first mortgage Deed of Trust on land purchased for a branch site. The balance of the note at December 31, 1998, and 1997 was $381,000 and $386,000, respectively.

         Principal maturities at December 31, 1998, for the years 1999 through 2003 are $5,000, $6,000, $6,000, $7,000 and $7,000, respectively, with the remaining balance of $350,000 due in later years.


--------------------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

(9)      NON-INTEREST INCOME AND NON-INTEREST EXPENSE

         The significant components of non-interest income and non-interest expense for the years ended December 31 are presented below:

         (In Thousands)                                1998      1997      1996
         -----------------------------------------    ------    ------    ------
         Non-interest income:
            Service charges on deposits ..........    $1,031    $1,001    $  836
            Other fees ...........................       256       277       292
            Gains on sales of loans ..............     1,210       812       600
            Security gains .......................        27        --        11
         -----------------------------------------    ------    ------    ------
                                                      $2,524    $2,090    $1,739
         =========================================    ======    ======    ======

         Non-interest expense:
            Employee salaries and benefits .......    $4,468    $3,812    $3,286
            Occupancy expenses ...................       535       376       384
            Furniture and equipment expenses .....       619       523       409
            FDIC insurance and State banking fees         62        59        34
            Cost of operation of other real estate         3         1         3
            Data processing fees .................       246       223       202
            Security losses ......................        --        47        --
            Other operating expenses .............     1,861     1,649     1,537
         -----------------------------------------    ------    ------    ------
                                                      $7,794    $6,690    $5,855
         =========================================    ======    ======    ======

--------------------------------------------------------------------------------

(10)     INCOME TAXES

         The components of the net deferred tax asset are as follows:


         December 31 (In Thousands)                1998      1997
         --------------------------------------    -----     -----
         Deferred tax asset:
            Federal ...........................    $ 596     $ 491
            State .............................      112        92
         --------------------------------------    -----     -----
                                                     708       583
         --------------------------------------    -----     -----

         Deferred tax liability:
            Federal ...........................     (400)     (274)
            State .............................      (75)      (51)
         --------------------------------------    -----     -----
                                                    (475)     (325)
         --------------------------------------    -----     -----
                       Net deferred tax asset..    $ 233     $ 258
         ======================================    =====     =====

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

The tax effects of each type of significant item that gave rise to deferred taxes at December 31 are:

         (In Thousands)                                                              1998      1997
         ------------------------------------------------------------------------    -----     -----
         Financial statement allowance for loan losses in excess of tax allowance    $ 581     $ 541
         Financial statement deduction for deferred compensation
           in excess of deduction for tax purposes ..............................      127        42
         Dividend income not recognized for tax purposes ........................      (55)      (38)
         Excess of depreciation deducted for tax purposes
           over amounts deducted in the financial statements ....................     (209)     (135)
         Excess of market value over estimated book value
           related to securities available-for-sale .............................     (211)     (152)
         ------------------------------------------------------------------------    -----     -----
                                                                                     $ 233     $ 258
         ========================================================================    =====     =====



         The components of income tax expense (benefit) are summarized as follows:

         (In Thousands)                                      1998       1997         1996
         ----------------------------------------------    -------     -------     -------
         Current:
           Federal ....................................    $ 1,211     $ 1,119     $ 1,102
           State ......................................        264         224         218
         ----------------------------------------------    -------     -------     -------
                                                             1,475       1,343       1,320
         ----------------------------------------------    -------     -------     -------

         Deferred:
           Federal ....................................        (29)         15        (104)
           State ......................................         (5)          3         (19)
         ----------------------------------------------    -------     -------     -------
                                                               (34)         18        (123)
         ----------------------------------------------    -------     -------     -------
                                                           $ 1,441     $ 1,361     $ 1,197
         ==============================================    =======     =======     =======


         A reconciliation of actual income taxes in the consolidated statements of earnings with the "expected" tax expense (computed by applying the statutory Federal income tax of 34% to earnings before income taxes) is as follows:

         (In Thousands)                           1998         1997        1996
         ------------------------------------    -------     -------     -------
         Computed "expected" tax expense ....    $ 1,458     $ 1,348     $ 1,206
         State income taxes, net of Federal
            income tax benefit ..............        172         161         127
         Tax exempt interest, net of interest
            expense exclusion ...............       (203)       (169)       (140)
         Other ..............................         14          21           4
         ------------------------------------    -------     -------     -------

                                                 $ 1,441     $ 1,361     $ 1,197
         ====================================    =======     =======     =======


         Total income tax expense includes a tax expense of $10,000 in 1998, a tax benefit of $18,000 in 1997 and tax expense of $4,000 in 1996 related to security transactions.

--------------------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

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

         The term "Year 2000 issue" refers to the necessity of converting computer information systems so that such systems recognize more than two digits to identify a year in any given date field, and are thereby able to differentiate between years in the twentieth and twenty-first centuries ending with the same two digits (e.g., 1900 and 2000). To address the Year 2000 issue, the Company has appointed a Year 2000 Committee to coordinate the identification, evaluation and implementation of changes to computer systems and applications necessary to achieve Year 2000 compliance.

         Areas being addressed by the Committee include:

               - The Bank's primary data processing system. This includes assessing FiServ, Inc., the Bank's data processor. This is of the highest priority for day to day operations, accounting and success of the Bank.

               - Government systems, such as the Federal Reserve Bank for check clearing, wire transfers, and the free flow and exchange of funds between institutions are absolutely critical.

               - The internal PC hardware and software systems within the Bank, along with telecommunications systems.

               - The primary securities portfolio accounting and safekeeping system for the Bank.

               - Credit administration - the committee is reviewing the risk associated with Year 2000 status of the Bank's loan customers and depositors.

               -    Status of the Bank's primary vendors' Year 2000 compliance.

         Management does not currently believe that the costs of assessment, remediation, or replacement of the Bank's systems, or the potential failure of third parties' systems will have a material adverse effect on the Bank's business, financial condition, results of operations, or liquidity.

         The Company's subsidiary leases property for two of its branch locations, a loan production office, and mortgage origination and service operations. The first branch lease is adjusted annually based on the consumer price index. The lease expires December 31, 1999; however, it contains an option to renew the lease for four five-year consecutive increments. The second branch lease is renewed on a monthly basis. The lease payments are adjusted annually. Based upon the rates in effect at December 31, 1998, future minimum lease commitments are as follows:

         (In Thousands)
         -----------------------------------------------------------   ---------
                1999................................................   $      91
                2000................................................          46
                2001................................................          37
                2002................................................          36
         -----------------------------------------------------------   ---------
                                                                       $     210
         ===========================================================   =========


         Rentals which are included in occupancy expense amount to $112,000, $55,000, and $68,000 in 1998, 1997 and 1996, respectively.

--------------------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

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

                                                                   Contract or
                                                                 Notional Amount
         (In Thousands)                                         1998        1997
         --------------------------------------------------    -------     -------
         Financial instruments whose contract
           amount represent credit risk:
              Commercial loan commitments .................    $21,189     $13,552
              Unfunded lines-of-credit ....................     15,891      13,547
              Letters of credit ...........................      4,942       4,562
         --------------------------------------------------    -------     -------
              Total .......................................    $42,022     $31,661
         ==================================================    =======     =======


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

--------------------------------------------------------------------------------

(14)     PROFIT-SHARING PLAN

         The Company has in effect a 401(K) profit sharing plan for the benefit of its employees. Employees eligible to participate in the plan are those at least 21 years old and who have completed 1,000 hours of service. The provisions of the plan provide for both employee and employer contributions. For the years ended December 31, 1998, 1997, and 1996 the employer matched $.50 cents per dollar of employee contributions up to a maximum of 6% of the employee compensation. The Company's contribution for the year, including administrative fees, totaled $77,000 for 1998, $68,000 for 1997, and $55,000 for 1996.

--------------------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


(15)     REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

         The Company and its wholly-owned bank subsidiary are subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation, the Federal Reserve and the Tennessee Department of Financial Institutions. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. The Company's capital classification is also subject to qualitative judgments about components, risk weightings and other factors. Those qualitative judgments could also affect the Bank's capital status and the amount of dividends the subsidiary may distribute. At December 31, 1998, management believes that the Company and its subsidiary meet all such capital requirements to which they are subject.

         The Company and its subsidiary bank are required to maintain minimum amounts of capital to total "risk weighted" assets, as defined by the banking regulators. At December 31, 1998, the Company and its bank subsidiaries are required to have minimum Tier I and total risk-based capital (total capital) ratios of 4% and 8%, respectively. The Company's actual ratios at that date were 9.7% and 10.6%, respectively. The subsidiary bank's Tier I ratio was 9.58% and the total capital ratio was 10.53% at December 31, 1998. The leverage ratios at December 31, 1998 were 7.4% for the Company and 7.3% for the subsidiary bank and the minimum requirements were 4%.

--------------------------------------------------------------------------------

(16)     DIVIDEND REINVESTMENT PLAN

         Under the terms of the Company's dividend reinvestment plan holders of common stock may elect to automatically reinvest cash dividends in additional shares of common stock. The Company may elect to sell original issue shares or to purchase shares in the open market for the account of participants. Original issue shares of 6,395 in 1998, 7,850 in 1997 and 7,224 in 1996 were sold to participants under the terms of the plan.

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

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


         The following is a summary of the components comprising basic and diluted earnings per share (EPS):

         (In Thousands, except share amounts)                        1998        1997        1996
         ------------------------------------------------------    --------    --------    --------
         Basic EPS Computation:
            Numerator - Income available to common stockholders    $  2,848    $  2,604    $  2,350
            Denominator - Weighted average number of common
              shares outstanding ..............................     945,801     935,904     927,064
                                                                   --------    --------    --------
            Basic earnings per common share ...................    $   3.01    $   2.78    $   2.53
                                                                   ========    ========    ========

         Diluted EPS Computation:
            Numerator .........................................    $  2,848    $  2,604    $  2,350
                                                                   --------    --------    --------

            Denominator:
              Weighted average number of common shares
                outstanding ...................................     945,801     935,904     927,064
              Dilutive effect of stock options ................      34,234      23,539      13,844
                                                                   --------    --------    --------
                                                                    980,035     959,443     940,908
                                                                   --------    --------    --------

            Diluted net earnings per common shares ............    $   2.91    $   2.71    $   2.50
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

         SFAS 123, "Accounting for Stock Based Compensation" (SFAS 123) sets forth the methods for recognition of cost of plans similar to those of the Company. As is permitted, management has elected to continue accounting for the plan under APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for the stock option plan. However, under SFAS 123, the Company is required to make proforma disclosures as if cost had been recognized in accordance with the pronouncement. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net earnings and basic earnings per common share and diluted earnings per common share would have been reduced to the proforma amounts indicated below:

         (In Thousands)                                      1998            1997           1996
         ----------------------------------------------    --------        --------       --------
         Net earnings
           As Reported.................................    $  2,848        $  2,604       $  2,350
           Proforma....................................    $  2,826        $  2,582       $  2,337
         Basic earnings per common share
           As Reported.................................    $   3.01        $   2.78       $   2.53
           Proforma....................................    $   2.99        $   2.76       $   2.52
         Diluted earnings per common shares
           As Reported.................................    $   2.91        $   2.71       $   2.50
           Proforma....................................    $   2.88        $   2.69       $   2.48
                                                           --------        --------       --------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


         Accordingly, due to the initial phase-in period, the effects of applying this statement for proforma disclosures are not likely to be representative of the effects on reported net income for future years.

         A summary of the stock option activity for 1998, 1997 and 1996 is as follows:

                                                       1998                        1997                         1996
                                            -------------------------     -----------------------      ----------------------
                                                            Weighted                    Weighted                    Weighted
                                                             Average                     Average                     Average
                                                            Exercise                    Exercise                    Exercise
                                              Shares         Price        Shares         Price          Shares        Price
                                            ---------     -----------     -------      ----------      --------    ----------
         Outstanding at beginning of year     124,222     $   12.63       114,030      $   11.48        114,464    $    11.44
         Granted.........................       2,000         33.00        13,000          22.50            528         19.00
         Exercised.......................      (4,519)        10.68        (2,808)         11.53           (962)        10.88
         Forfeited.......................           -             -             -              -              -             -
                                              -------     ---------       -------      ---------        -------    ----------
         Outstanding at end of year......     121,703     $   13.04       124,222      $   12.63        114,030    $    11.48
         ================================     =======     =========       =======      =========        =======    ==========
         Options exercisable at year end.      59,583                      49,524                        38,993
         ================================     =======                     =======                       =======


         The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                                   Options Outstanding                              Options Exercisable
                                  -------------------------------------------------------    -----------------------------------
                                                                            Weighted
                                                        Weighted             Average                               Weighted
               Range of               Number             Average            Remaining            Number             Average
               Exercise            Outstanding          Exercise           Contractual        Exercisable          Exercise
                Prices             at 12/31/98            Price               Life            at 12/31/98            Price
         -----------------------------------------------------------------------------------------------------------------------
              $10 to $13              77,161         $     10.16            4.1 years             42,001        $     10.07
            $15 to $22.50             42,542         $     17.32            4.3 years             17,382        $     16.31
                 $33                   2,000         $     33.00             9 years                 200        $     33.00
         -----------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------

(19)     DEFERRED COMPENSATION PLAN

         The Company provides its directors with the opportunity to participate in an unfunded, deferred compensation program, which also provides for death and retirement benefits. There were four participants in the program at December 31, 1998 and 1997. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain the sole property of the Company, which uses them together with additional corporate funds, to purchase either insurance policies on the lives of the participants or other investments. The insurance policies, which remain the sole property of the Company, are payable to the Company upon the death of the participant. The Company separately contracts with the participants to pay benefits based upon the deferred amount compounded at a floating interest rate of prime as reported in the Wall Street plus two percent. At December 31, 1998, the deferred compensation liability totaled $142,000 as compared to $110,000 at December 31, 1997. The Cash surrender value of life insurance was $261,000 and $211,000 at December 31, 1998 and 1997, respectively. The face amount of the insurance policies in force at December 31, 1998 approximated $1,108,000. The program is not qualified under Section 401 of the Internal Revenue Service.

--------------------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

(20)     FIRST FINANCIAL CORPORATION - PARENT COMPANY FINANCIAL INFORMATION

               FIRST FINANCIAL CORPORATION (Parent Company Only)
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

         (In Thousands)                                                                  1998          1997
         --------------------------------------------------------------------------    --------      --------
         ASSETS
         Cash .....................................................................    $     87*     $     44*
         Investment in commercial bank subsidiary .................................      18,760*       16,482*
         Due from commercial bank subsidiary ......................................           4*            6*
         Other assets .............................................................          34            34
         --------------------------------------------------------------------------    --------      --------
              Total assets ........................................................    $ 18,885      $ 16,566
         ==========================================================================    ========      ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Short-term borrowings ....................................................    $     --      $    600
         Accrued interest payable .................................................          --             4
         --------------------------------------------------------------------------    --------      --------
                                                                                             --           604
         --------------------------------------------------------------------------    --------      --------
         Stockholders equity:
           Preferred stock, no par value, authorized
              5,000,000 shares, no shares issued ..................................          --            --
           Common stock, $2.50 par value, authorized 5,000,000 shares,
              issued 1,090,486 and 1,079,572 shares, respectively .................       2,726         2,699
           Additional paid-in capital .............................................       4,208         4,021
           Retained earnings ......................................................      12,862        10,250
           Net unrealized gain on available-for-sale securities,
              net of applicable income taxes of $211,000 and $152,000, respectively         346           249
           Less cost of 137,926 shares of treasury stock ..........................      (1,257)       (1,257)
         --------------------------------------------------------------------------    --------      --------
                Total stockholders' equity ........................................      18,885        15,962
         --------------------------------------------------------------------------    --------      --------
                Total liabilities and stockholders' equity ........................    $ 18,885      $ 16,566
         ==========================================================================    ========      ========

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


(20)     FIRST FINANCIAL CORPORATION - PARENT COMPANY FINANCIAL INFORMATION

                FIRST FINANCIAL CORPORATION (Parent Company Only)
                STATEMENTS OF EARNINGS AND COMPREHENSIVE EARNINGS
                   For the Three Years Ended December 31, 1998

         (In Thousands)                                                    1998        1997       1996
         ------------------------------------------------------------    -------      ------     -------
         Income:
           Dividends from commercial bank subsidiary ................    $   725*     $  300*    $   285*
         ------------------------------------------------------------    -------      ------     -------
         Expenses:
           Interest expense .........................................          8          57          69
           Amortization of organizational costs .....................         --          --           9
           Other expenses ...........................................         85          49          39
         ------------------------------------------------------------    -------      ------     -------
                                                                              93         106         117
         ------------------------------------------------------------    -------      ------     -------
              Earnings before Federal income tax benefits and equity
                in undistributed earnings of commercial bank
                subsidiary ..........................................        632         194         168
         Federal income tax benefits ................................         35          40          44
         Equity in undistributed earnings of commercial bank
           subsidiary................................................      2,181*      2,370*      2,138*
         ------------------------------------------------------------    -------      ------     -------
              Net earnings ..........................................      2,848       2,604       2,350

         Other comprehensive earnings (losses) net of tax:
           Unrealized gains on available-for-sale securities arising
              during period, net of income tax expense of $70,000,
              $117,000 and benefit of $99,000, respectively .........        114         191        (161)
           Reclassification adjustment for losses (gains) included
              in net earnings, net of income tax expense of $10,000,
              benefit of $18,000 and expense of $4,000, respectively         (17)         29          (7)
                                                                         -------      ------     -------
                  Other comprehensive earnings (loss) ...............         97         220        (168)
                                                                         -------      ------     -------
                  Comprehensive earnings ............................    $ 2,945      $2,824     $ 2,182
         ============================================================    =======      ======     =======

           *Eliminated in consolidation.
           ---------------------------------------------------------------------

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------


(20)     FIRST FINANCIAL CORPORATION - PARENT COMPANY FINANCIAL INFORMATION

                FIRST FINANCIAL CORPORATION (Parent Company Only)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                   For the Three Years Ended December 31, 1998

                                                                                          Net
                                                                                      Unrealized
                                                                                     Gains (Losses)
                                                            Additional               On Available-
                                                  Common      Paid-In      Retained     For-Sale     Treasury
(In Thousands, Except Shares)                      Stock      Capital      Earnings    Securities      Stock         Total
--------------------------------------------      ------    ----------     --------  --------------  --------        -----
Balance December 31, 1995 ..................       2,651       3,741         5,715         197        (1,257)        11,047
Net earnings for year ......................          --          --         2,350          --            --          2,350
Cash dividends declared
   ($.20 per share) ........................          --          --          (186)         --            --           (186)
Issuance of 962 shares of common stock .....           3           8            --          --            --             11
Issuance of 7,224 shares of common stock
   pursuant to dividend reinvestment
   plan ....................................          18         101            --          --            --            119
Net change in unrealized appreciation
   during the year, net of tax benefit of
   $103,000 ................................          --          --            --        (168)           --           (168)
--------------------------------------------      ------      ------      --------       -----       -------       --------
Balance December 31, 1996 ..................       2,672       3,850         7,879          29        (1,257)        13,173
Net earnings for year ......................          --          --         2,604          --            --          2,604
Cash dividends declared
   ($.25 per share) ........................          --          --          (233)         --            --           (233)
Issuance of 2,808 shares of common stock ...           7          26            --          --            --             33
Issuance of 7,850 shares of common
   stock pursuant to dividend reinvestment
   plan.....................................          20         145            --          --            --            165
Net change in unrealized appreciation
   during the year, net of taxes of
   $134,000 ................................          --          --            --         220            --            220
--------------------------------------------      ------      ------      --------       -----       -------       --------
Balance December 31, 1997 ..................       2,699       4,021        10,250         249        (1,257)        15,962
Net earnings for year ......................          --          --         2,848          --            --          2,848
Cash dividends declared
   ($.25 per share) ........................          --          --          (236)         --            --           (236)
Issuance of 4,519 shares of common
   stock ...................................          11          37            --          --            --             48
Issuance of 6,395 shares of common
   stock pursuant to dividend reinvestment
   plan ....................................          16         150            --          --            --            166
Net change in unrealized appreciation during
   the year, net of taxes of $59,000 .......          --          --            --          97            --             97
--------------------------------------------      ------      ------      --------       -----       -------       --------
BALANCE DECEMBER 31, 1998 ..................      $2,726      $4,208      $ 12,862       $ 346       $(1,257)      $ 18,885
============================================      ======      ======      ========       =====       =======       ========

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------



(20)     FIRST FINANCIAL CORPORATION  - PARENT COMPANY FINANCIAL INFORMATION

                FIRST FINANCIAL CORPORATION (Parent Company Only)
                            STATEMENTS OF CASH FLOWS
                   For the Three Years Ended December 31, 1998
                Increase (Decrease) in Cash and Cash Equivalents


         (In Thousands)                                                   1998       1997         1996
         -----------------------------------------------------------    -------     -------     -------
         Cash flows from operating activities:
           Cash paid to suppliers ..................................    $   (85)    $   (49)    $   (39)
           Interest paid ...........................................        (12)        (57)        (72)
           Income taxes received ...................................         37          43          71
         -----------------------------------------------------------    -------     -------     -------
                    Net cash used in operating activities ..........        (60)        (63)        (40)
         -----------------------------------------------------------    -------     -------     -------

         Cash flows from investing activities:
           Dividend received from commercial bank subsidiary .......        725         300         285
           Purchase of other assets ................................         --          --         (34)
         -----------------------------------------------------------    -------     -------     -------

                    Net cash provided by investing activities ......        725         300         251
         -----------------------------------------------------------    -------     -------     -------

         Cash flows from financing activities:
           Repayments of short-term borrowings .....................       (600)       (200)       (196)
           Dividends paid ..........................................       (236)       (233)       (186)
           Issuance of common stock ................................        214         198         130
         -----------------------------------------------------------    -------     -------     -------

                    Net cash used in financing activities ..........       (622)       (235)       (252)
         -----------------------------------------------------------    -------     -------     -------

         Net increase (decrease) in cash and cash equivalents ......         43           2         (41)

         Cash and cash equivalents at beginning of year ............         44          42          83
         -----------------------------------------------------------    -------     -------     -------

         Cash and cash equivalents at end of year ..................    $    87     $    44     $    42
         ===========================================================    =======     =======     =======

         Reconciliation of net earnings to net cash used in
           operating activities:
              Net earnings .........................................    $ 2,848     $ 2,604     $ 2,350
              Adjustments to reconcile net earnings to net cash
                used in operating activities:
                  Equity in earnings of commercial bank subsidiary .     (2,906)     (2,670)     (2,423)
                  Amortization of organization costs ...............         --          --           9
                  Decrease in due from bank subsidiary .............          2           4          27
                  Decrease in accrued interest payable .............         (4)         (1)         (3)
         -----------------------------------------------------------    -------     -------     -------
                    Total adjustments ..............................     (2,908)     (2,667)     (2,390)
         -----------------------------------------------------------    -------     -------     -------
                    Net cash used in operating activities ..........    $   (60)    $   (63)    $   (40)
         ===========================================================    =======     =======     =======

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

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

                 DEPOSIT LIABILITIES

                    The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Under the provision of SFAS No. 107 the fair value estimates for deposits do not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

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

                 COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES WRITTEN

                    Loan commitments are made to customers generally for a period not to exceed one year and at the prevailing interest rates in effect at the time the loan is closed. Commitments to extend credit related to construction loans are made for a period not to exceed six months with interest rates at the current market rate at the date of closing. In addition, standby letters of credit are issued for periods up to three years with rates to be determined at the date the letter of credit is funded. Fees are only charged for the construction loans and the standby letters of credit and the amounts unearned at December 31, 1998, are insignificant. Accordingly, these commitments have no carrying value and management estimates the commitments to have no significant fair value.

                    The carrying value and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                                             -------------------------       ----------------------
                                                                         1998                           1997
                                                             -------------------------       ----------------------
                                                               CARRYING         FAIR          Carrying       Fair
                     (In Thousands)                             AMOUNT          VALUE          Amount        Value
                                                             ----------      ---------       ---------     --------
                    Financial assets:
                      Cash and short-term investments        $  23,769       $  23,769       $ 15,400      $ 15,400
                      Securities                                56,347          56,347         40,015        40,015

                      Loans                                    174,371                        146,769
                      Less: allowance for loan losses           (1,821)                        (1,704)
                                                              --------                       --------
                      Loans, net of allowance                  172,550         172,279        145,065       144,520
                                                              --------                       --------

                      Loans held for sale                        5,438           5,438          2,606         2,606

                    Financial liabilities:
                      Deposits                                 247,711         248,809        193,260       194,282
                      Short-term borrowings                         --              --            600           600
                      Advances from Federal Home Loan Bank         683             707            942           997
                      Long-term debt                               381             368            386           364

                    Unrecognized financial instruments:
                      Commitments to extend credit                  --              --             --            --
                      Standby letters of credit                     --              --             --            --

                                                                 FIRST FINANCIAL
                                                                     CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
   DECEMBER 31, 1998, 1997 AND 1996

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