Form 10QSB
period 1999-03-31
FIRST FINANCIAL CORP / TN
filed 1999-05-17
CIK 878967

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

   [X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X   NO
                                   ----    ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

            Common stock outstanding: 992,139 shares at May 12, 1999
                                      -------

Transitional Small Business Disclosure Format (check one)

                               YES     NO   X
                                   ----    ----

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

      Consolidated Balance Sheets - March 31, 1999 and December 31, 1998.

      Consolidated Statements of Earnings - For the three months ended March 31, 1999 and 1998.

      Consolidated Statements of Comprehensive Earnings - For the three months ended March 31, 1999 and 1998.

      Consolidated Statements of Cash Flows - For the three months ended March 31, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           FIRST FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                   (UNAUDITED)

                                                                          March 31,        December 31,
                                                                            1999               1998
                                                                          ---------          --------
                                                                                 (In Thousands)
                                      Assets
Loans                                                                     $ 188,091           174,371
   Less: Allowance for loan losses                                            1,959             1,821
                                                                          ---------          --------
                Net loans                                                   186,132           172,550

Securities available-for-sale, at market (amortized cost
   $53,433,000 and $55,790,000, respectively)                                53,758            56,347
Loans held for sale                                                             968             5,438
Federal funds sold                                                            1,925            12,485
                                                                          ---------          --------
                Total earning assets                                        242,783           246,820

Cash and due from banks                                                       7,078            11,284
Bank premises and equipment, net of accumulated depreciation                  7,969             8,068
Accrued interest receivable                                                   2,121             2,024
Deferred income taxes                                                           321               233
Other assets                                                                    693               805
                                                                          ---------          --------
                                                                          $ 260,965           269,234
                                                                          =========          ========

                       Liabilities and Stockholders' Equity

Deposits                                                                  $ 238,927           247,711
Accrued interest payable                                                      1,207             1,119
Other liabilities                                                               412               455
Advances from Federal Home Loan Bank                                            552               683
Long-term debt                                                                  380               381
                                                                          ---------          --------
                Total liabilities                                           241,478           250,349
                                                                          ---------          --------
Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares,
     no shares issued                                                            --                --
Common stock, $2.50 par value; authorized 5,000,000 shares,
   issued 1,091,254 and 1,090,486 shares at March 31, 1999
   and December 31, 1998                                                      2,728             2,726
Additional paid-in capital                                                    4,215             4,208
Retained earnings                                                            13,599            12,862
Net unrealized gains on available-for-sale securities, net of
   applicable income taxes of $123,000 and $211,000, respectively               202               346
Less cost of 137,926 shares of treasury stock                                (1,257)           (1,257)
                                                                          ---------          --------
                Total stockholders' equity                                   19,487            18,885
                                                                          ---------          --------
                                                                          $ 260,965           269,234
                                                                          =========          ========


See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                            --------------------
                                                                             1999          1998
                                                                            ------         -----
                                                                            (Dollars In Thousands
                                                                           Except Per Share Amount)
Interest income:
   Interest and fees on loans                                               $4,151         3,663
   Interest and dividends on securities:
     Taxable securities                                                        564           439
     Exempt from Federal income taxes                                          180           161
   Interest on loans held for sale                                              53            47
   Interest on federal funds sold                                               62           111
                                                                            ------         -----
                Total interest income                                        5,010         4,421
                                                                            ------         -----
Interest expense:
   Interest on deposits                                                      2,245         2,058
   Interest on short term borrowings                                            --             8
   Interest on advances from Federal Home Loan Bank                             12            17
   Interest on long-term debt                                                    7             7
                                                                            ------         -----
                Total interest expense                                       2,264         2,090
                                                                            ------         -----
                Net interest income                                          2,746         2,331
Provision for loan losses                                                      160           120
                                                                            ------         -----
                Net interest income after provision for loan losses          2,586         2,211
                                                                            ------         -----
Non-interest income:
   Service charges on deposit accounts                                         279           257
   Other fees and commissions                                                  112            67
   Other income                                                                262           231
   Securities gains                                                              1            --
                                                                            ------         -----
                                                                               654           555
                                                                            ------         -----
Non-interest expense:
   Salaries and employee benefits                                            1,197         1,126
   Occupancy expenses, net                                                     130           104
   Furniture and equipment expense                                             197           151
   Other operating expenses                                                    536           482
   Data processing fees                                                         74            59
                                                                            ------         -----
                                                                             2,134         1,922
                                                                            ------         -----
Earnings before income taxes                                                 1,106           844
Income taxes                                                                   369           274
                                                                            ------         -----
                Net earnings                                                $  737           570
                                                                            ======         =====
Basic earnings per common share                                             $  .77           .60
                                                                            ======         =====
Diluted earnings per common share                                           $  .75           .59
                                                                            ======         =====
Dividends per share                                                         $   --            --
                                                                            ======         =====






See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)

                                                                                 1999          1998
                                                                                 -----         ----
                                                                                   (In Thousands)
Net earnings                                                                     $ 737          570
                                                                                 -----          ---
Other comprehensive earnings, net of tax:
   Unrealized gains (losses) on available-for-sale securities arising during period, net of tax benefit of $87,000 and income tax
     expense of $9,000, respectively                                              (143)          15
   Reclassification adjustment for gains included in net
     earnings, net of taxes                                                         (1)          --
                                                                                 -----          ---
                Other comprehensive earnings (loss)                               (144)          15
                                                                                 -----          ---
                Comprehensive earnings                                           $ 593          585
                                                                                 =====          ===


See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                      1999          1998
                                                                                     --------      -------
                                                                                           (In Thousands)
Cash flows from operating activities:
   Interest received                                                                 $  4,956        4,433
   Fees and commissions received                                                          391          324
   Interest paid                                                                       (2,176)      (2,023)
   Originations of loans held for sale                                                (12,339)     (17,005)
   Proceeds from loan sales                                                            17,071       15,528
   Cash paid to suppliers and employees                                                (2,213)      (1,987)
   Income taxes paid                                                                      (63)        (274)
                                                                                     --------      -------
                Net cash provided by (used in) operating activities                     5,627       (1,004)
                                                                                     --------      -------

Cash flows from investing activities:
   Loans made to customers, net of repayments                                         (13,742)      (3,908)
   Proceeds from sales of available-for-sale securities                                 1,001           --
   Proceeds from maturities of available-for-sale securities                            1,175          340
   Proceeds from calls of available-for-sale securities                                 5,392        2,309
   Purchase of available-for-sale securities                                           (5,253)      (2,880)
   Purchase of premise and equipment, net                                                 (59)        (179)
   Increase in other real estate                                                           --          (57)
                                                                                     --------      -------
                Net cash used in investing activities                                 (11,486)      (4,375)
                                                                                     --------      -------

Cash flows from financing activities:
   Net increase in time deposits                                                        4,133        7,380
   Net (decrease) increase in non-interest bearing, savings,
     and NOW deposit accounts                                                         (12,917)       3,936
   Repayment of short-term borrowings                                                      --         (600)
   Repayment of long-term debt                                                             (1)          (1)
   Repayment of Federal Home Loan Bank advances                                          (131)         (13)
   Issuance of common stock                                                                 9            9
                                                                                     --------      -------
                Net cash provided by (used in) financing activities                    (8,907)      10,711
                                                                                     --------      -------

Net increase (decrease) in cash and cash equivalents                                  (14,766)       5,332

Cash and cash equivalents at beginning of period                                       23,769       15,400
                                                                                     --------      -------
Cash and cash equivalents at end of period                                           $  9,003       20,732
                                                                                     ========      =======


See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)

                                                                                      1999          1998
                                                                                     --------      -------
                                                                                        (In Thousands)
Reconciliation of net earnings to net cash provided by (used in) operating activities:
     Net earnings                                                                    $    737          570
     Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                    201          127
         Provision for loan losses                                                        160          120
         Gain on sale of available-for-sale securities                                     (1)          --
         Decrease (increase) in loans held for sale                                     4,470       (1,708)
         Decrease (increase) in other assets, net                                         112         (355)
         Decrease (increase) in interest receivable                                       (97)          16
         Increase in interest payable                                                      88           67
         Increase (decrease) in other liabilities                                         (43)         159
                                                                                     --------      -------
                Total adjustments                                                       4,890       (1,574)
                                                                                     --------      -------
                Net cash provided by (used in) operating activities                  $  5,627       (1,004)
                                                                                     ========      =======



Supplemental Schedule of Noncash Activities:

     Unrealized gain (loss) in values of securities available-for-sale, net of income tax benefit of $87,000 and expense of $9,000, respectively for the
       quarters ended March 31, 1999 and 1998, respectively                          $   (144)          15
                                                                                     ========      =======


See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of First Financial Corporation (Company) and its wholly-owned subsidiary, First Bank and Trust (First Bank) and First Bank's wholly owned title insurance agency, American Title and Escrow Company, and First Bank's inactive finance company subsidiary, First Southern Finance, Inc.

The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, and the results of operations for the three months ended March 31, 1999 and 1998, comprehensive earnings for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1998 Annual Report to stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                          1999         1998
                                                         -------      ------
                                                            (In Thousands)
     Balance, January 1, 1999 and 1998, respectively     $ 1,821       1,704
     Add (deduct):
        Losses charged to allowance                          (27)        (68)
        Recoveries credited to allowance                       5          16
        Provision for loan losses                            160         120
                                                         -------      ------
     Balance, March 31, 1999 and 1998, respectively      $ 1,959       1,772
                                                         =======      ======


PROPOSED MERGER

On May 1, 1999, the Company entered into an Agreement and Plan of Merger (the
Plan) whereby all of the Company's common stock will be acquired by National Commerce Bancorporation (NCBC) for stock of NCBC. Pursuant to the terms of the Plan, NCBC will be the surviving company. The Plan is subject to Shareholder and regulatory approval, as well as to various specified conditions. In connection with the proposed merger, the Company has granted an option to NCBC to purchase 19.5% of the Company's outstanding common voting shares under specified circumstances, such percentage to be measured at the conclusion of the exercise. The Company expects to file a Current Report on Form 8-K in respect of the Plan and the option. Shareholders will be provided proxy materials in connection with any meeting of Shareholders to be held to consider and to vote on the proposed merger. In this regard, it is expected that NCBC will file a registration statement under the Securities Act of 1933, on an appropriate form, to register its shares for issuance to Shareholders of the Company in the event that the merger is approved by the Shareholders.

                           FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

EARNINGS PER SHARE

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

The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months ended March 31, 1999 and 1998:

         (In Thousands, except share amounts)                1999        1998
                                                           --------     -------
         Basic EPS Computation:
           Numerator - earnings available to common
              shareholders                                 $    737         570
                                                           --------     -------
           Denominator - weighted average number of
              common shares outstanding                     952,693     942,187
                                                           --------     -------
           Basic earnings per common share                 $    .77         .60
                                                           ========     =======
           Diluted EPS Computation:
              Numerator                                    $    737         570
                                                           --------     -------
           Denominator:
              Weighted average number of common shares
                outstanding                                 952,693     942,187
              Dilutive effect of stock options               35,673      21,856
                                                           --------     -------
                                                            988,366     964,043
                                                           --------     -------
           Diluted earnings per common share               $    .75         .59
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

                           FIRST FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The purpose of this discussion is to provide insight into the financial condition and results of operations of the Company and its subsidiaries. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's 1998 Annual Report to stockholders for a more complete discussion of factors that impact liquidity, capital and the results of operations.

        As discussed in Item 1, on May 1, 1999, the Company signed an Agreement and Plan of Merger (the "Agreement") with National Commerce Bancorporation ("NCBC") under which NCBC will acquire 100% of the outstanding stock of First Financial Corporation for stock of NCBC. Any outstanding options will be converted to options to acquire stock of NCBC. Pursuant to the terms of the Agreement, each share of First Financial Corporation common stock will receive
2.8502 shares of NCBC shares and each holder of an option to purchase a share of the Company will receive an option to purchase 2.8502 shares of NCBC at the option price divided by 2.8502. The exchange ratio is based on a closing market price per share of $24.25 of NCBC shares at April 12, 1999. The Merger is contingent on stockholder approval, regulatory approval and various other conditions.

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

                           FIRST FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT

        The concept of liquidity involves the ability of the Company and its subsidiaries to meet future cash flow requirements, particularly those of customers who are either withdrawing funds from their accounts or borrowing to meet their credit needs.

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

        The Company's investment portfolio consists of earning assets that provide interest income. Securities classified as available-for-sale include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. The Company has approximately $13.6 million of securities scheduled to mature or reprice in the next twelve months.

        A secondary source of liquidity is the Bank's loan portfolio. At March 31, 1999 first mortgage loans of approximately $18.1 million and other loans of approximately $91.1 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis is placed on structuring adjustable rate loans.

        As for liabilities, certificates of deposit of $100,000 or greater of approximately $31.1 million will become due during the next twelve months. The Bank's deposit base decreased approximately $8.8 million during the quarter ended March 31, 1999. The decrease resulted from a few very large governmental and corporate year end related deposits which significantly increased the deposit base. However, these deposits were temporary in nature and were withdrawn shortly after year end.

        The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank ("FHLB"). At March 31, 1999, the Bank had $552,000 of these advances and has a total line of credit with FHLB of $9,000,000. In addition, the subsidiary bank has a line of credit with other banks totaling $14,000,000 which can be used to purchase Federal funds. The Company also has a $5,000,000 line of credit which currently has no outstanding balance. The line of credit is secured by a pledge of all the shares of First Bank and Trust. Pursuant to the proposed merger with NCBC, this pledge must be terminated.

                           FIRST FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        As of March 31, 1999, the Bank's asset sensitivity was 26.1% (the excess of earning assets over interest sensitive liabilities divided by total assets at March 31, 1999). Management estimates an increase or decrease in interest rates of 1% would have an immaterial impact on earnings.

        It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 19.2% at March 31, 1999 and 23.3% at December 31, 1998.

CAPITAL RESOURCES

        A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 7.5% at March 31, 1999 and 7.0% at December 31, 1998. Total assets decreased 3.1% during the three months ended March 31, 1999. Cash dividends of $.25 per share were declared during the year ended December 31, 1998 and none have been declared in 1999. Cash dividends will be declared in 1999 only in the discretion of the Board of Directors to the extent of available profits.

        Effective June 6, 1996, the Company established a Dividend Reinvestment Plan (DRIP). The Plan offers eligible shareholders the opportunity to purchase additional shares of common stock, upon the Company's declaration of dividends. There were 6,395 original issue shares sold to participants under the Plan during 1998. Due to the proposed merger with NCBC, the Company plans to suspend or discontinue the DRIP for at least calendar year 1999. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

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

                           FIRST FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following schedule details the Company's risk-based capital at March 31, 1999 (excluding the effect of SFAS No. 115):

                                                                            In Thousands
                                                                            ------------
                                                                         (except percentages)

         Tier I capital:
            Stockholders' equity                                               $ 19,285

         Tier II capital:
            Allowable allowance for loan losses limited to 1.25%
              of risk-weighted assets                                             1,959
                                                                               --------
                  Total risk-based capital                                     $ 21,244
                                                                               ========
         Risk-weighted assets                                                  $200,009
                                                                               ========
         Risk-based capital ratios:
            Tier I capital ratio                                                   9.64%
                                                                               ========
            Total risk-based capital ratio                                        10.62%
                                                                               ========

        The Company is required to maintain a total risk-based capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At March 31, 1999 and December 31, 1998, the Company and its subsidiary bank were in compliance with these requirements.

        In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets) of 4%. The leverage ratio at March 31, 1999 was 7.4%.

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

                           FIRST FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        There is no established trading market for the Company's stock. From time to time the Company may acquire shares of its stock to provide some liquidity in the shares. All shares of common stock have been retroactively adjusted for a two-for-one stock split approved on April 18, 1996. During the quarter ended March 31, 1999, the Company issued 768 shares of its voting common stock in connection with the exercise of options and no shares were redeemed. No shares of the Company's common voting stock were redeemed for the year ending December 31, 1998. Privately negotiated trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value.

        In April, 1993, the stockholders approved a stock option plan whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At December 31, 1998, 79,400 shares of the options had been granted at $10 per share (7,039 shares have been exercised at March 31, 1999); 2,000 shares of the options had been granted at $12 per share (1,000 shares have been exercised at March 31, 1999), 4,000 shares of the options had been granted at $13 per share (800 shares have been exercised as of March 31, 1999), 29,792 shares of the options were granted at $15 per share (846 shares have been exercised as of March 31, 1999), 528 shares of the options were granted at $19 per share (no shares have been exercised as of March 31, 1999), 13,000 shares of the options were granted at $22.50 per share (100 shares have been exercised as of March 31, 1999) and 2,000 shares of the options were granted at $33 per share (no shares have been exercised as of March 31, 1999). The options are granted at the estimated market price of the stock at the date the option was granted. At March 31, 1999 there were 120,935 shares granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At March 31, 1999 options to purchase 28,280 common shares were available for grant in future years. However, the Company does not expect to grant any additional options pending the proposed merger with NCBC.

        At present, the net book value of premises and equipment is 40.9% of the Company's capital. The subsidiary bank now has a significant presence in the Wilson County market with offices in Mt. Juliet, Tennessee, Hermitage, Tennessee and Lebanon, Tennessee. The bank also has a new branch bank facility in Smyrna, Rutherford County, Tennessee which opened in the fourth quarter of 1997 and Donelson, Davidson County, Tennessee which opened in the fourth quarter of 1998. In addition, the Company opened a loan production office in Murfreesboro, Rutherford County, Tennessee in November, 1998. Management believes that expansion into these different markets diversifies its risk and provides increased opportunity for generating growth and profits. At March 31, 1999, the ratio of fixed assets to capital of the subsidiary bank is 41.1%. Investment in fixed assets can have a detrimental impact on profits, particularly in the short term.

        The Company's subsidiary, First Bank and Trust, formed a 100% owned subsidiary in 1998, American Title and Escrow Company. American Title and Escrow Company provides full service mortgage loan closing services and began full operations in January, 1999. First Bank and Trust also owns 100% interest in an inactive finance company, First Southern Finance, Inc.

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

        First Bank's Y2K Action Team has contacted each vendor or supplier to determine their Year 2000 readiness. The Action Team is continuing the process of testing and validating the renovation of all systems and hardware and have substantially met all goals as of March 31, 1999.

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

RESULTS OF OPERATIONS

        Net earnings were $737,000 for the three months ended March 31, 1999 as compared to $570,000 for the same period in 1998. Basic earnings per share increased from $.60 in 1998 to $.77 for the same period in 1999. Diluted earnings per share increased from $.59 in 1998 to $.75 for the same period in 1999.

        As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, i.e., the excess of interest earned over interest paid. This is particularly true with the volatility in interest rates encountered in recent years.

        The Company's interest income, excluding tax equivalent adjustments, increased by $589,000 or 13.3% during the three months ended March 31, 1999 and increased $556,000 or 14.4% for the same period in 1998. The increases were primarily attributable to higher volumes of earning assets. The ratio of average earning assets to total average assets was 93.1% for the quarter ended March 31, 1999 and 93.1% for the year ended December 31, 1998.

        Interest expense increased by $174,000 for the three months ended March 31, 1999 or 8.3% compared to $292,000 or 16.2% for the same period in 1998. The increases in 1999 and 1998 can be attributable largely to an increase in volume. The increases in 1999 were partially offset by lower interest rates.

        The foregoing increases in interest income and interest expenses resulted in an increase in net interest income of $415,000 or 17.8% during the first three months of 1999 and $264,000 or 12.8% in the comparable period of 1998.

        Since assets are more sensitive to movements in rates this should favor the income statement. Should loan demand not increase, and competition, intent on increasing market share, drive interest expenses up, the net interest margin can be expected to decline.

              The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These pronouncements apply to impaired loans except for large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment including credit card, residential mortgage, and consumer installment loans.

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

              The Company's first mortgage single family residential, consumer and credit card loans which total approximately $43,412,000, $26,332,000 and $105,000, respectively at March 31, 1999, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

              Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At March 31, 1999 and 1998 impaired loans which had been placed on non-accrual status totaled $53,000 and $171,000, respectively. Had interest been accrued on these loans, net earnings would have increased by approximately $1,500 and $6,000 for the three months ended March 31, 1999 and 1998, respectively.

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

        Impaired loans and related allowance for loan loss amounts at March 31, 1999 and December 31, 1998 were as follows:

                                                       1999                   1998
                                             ----------------------  ---------------------
                                                          Allowance              Allowance
                                              Recorded       for      Recorded      for
                                             Investment   Loan Loss  Investment  Loan Loss
                                             ----------   ---------  ----------  ---------
         Impaired loans with allowance for
           loan loss                             $876         175       1,540       308

         Impaired loans with no allowance
           for loan loss                           --          --          --        --
                                                 ----       -----       -----       ---
                                                 $876         175       1,540       308
                                                 ====       =====       =====       ===


              The allowance for loan loss related to impaired loans were measured based upon the estimated fair value of related collateral.

              The average recorded investment in impaired loans for the three months ended March 31, 1999 and 1998 was approximately $1,028,000 and $1,115,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was $30,000 and $33,000 for the three months ended March 31, 1999 and 1998, respectively. There was no interest income recognized on the cash method for the period that such loans were impaired.

              The following schedule details selected information as to non-performing loans of the Company at March 31, 1999:

                                         Past Due
                                         90 Days       Non-Accrual
                                         -------       -----------
                                              (In Thousands)
     Real estate loans                     $  --            46
     Installment loans                        57            --
     Commercial                              136             7
                                            ----            --
                                            $193            53
                                            ====            ==

              Renegotiated loans            $ --            --
                                            ====            ==

                           FIRST FINANCIAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        At March 31, 1999, loans, which include the above, totaling $2,041,000 were included in the Company's internal classified loan list. Of these loans $1,130,000 are consumer and $911,000 are commercial loans. The collateral values securing these loans based on estimates received by management, total approximately $3,604,000 ($1,995,000 related to consumer loans and $1,609,000 related to commercial loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

        There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at March 31, 1999 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

        Non-interest income increased $98,000 or 17.7% exclusive of any securities gains during the three months ended March 31, 1999 and increased $96,000 or 20.9% for the same period in 1998. There were no security gains for the three months ended March 31, 1998 and a security gain of $1,000 for the three months ended March 31, 1999. The primary increase in non-interest income resulted from increased service charges on deposit accounts, increased fees and commissions and an increase in income generated from sales of mortgage loans. Mortgage loan income (included in other income) for the three month period ended March 31, 1999 was $262,000 as compared to $231,000 for the period ending March 31, 1998. The increase of $31,000 or 13.4% resulted from the increase in the refinancing of mortgage loans as compared to the same period in last year and the increase in housing development in the subsidiary bank's service area. Additionally, other fees and commissions increased $45,000 or 67.2% resulting from the opening of American Title and Escrow in the beginning of 1999.

        Non-interest expense excluding securities transactions increased $212,000 or 11.0% during the first three months of 1999 and $322,000 or 20.1% during the same period in 1998. The increases in 1999 and 1998 were attributable to increases in salaries and employee benefits which is due to increased number of employees and increases in annual compensation, an increase in the number of locations, the opening of American Title and Escrow and computer hardware and software upgrades.

        There were no security losses during the three months ended March 31, 1999 and 1998.

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

        There have been no material changes in reported market risks during the three months ended March 31, 1999. Please refer to Item 2 of Part I of this report for additional information related to market and other risks.

                           PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

                  None

Item 2.    CHANGE IN SECURITIES AND USE OF PROCEEDS

           (a) On May 1, 1999, the Company's Board of Directors approved a Agreement and Plan of Merger ("Plan") pursuant to which the Company would merge with and into National Commerce Bancorporation ("NCBC"), with NCBC as the surviving corporation. This Plan is subject to Shareholder and regulatory approval. In connection with the proposed merger, the Company has granted an option to NCBC to purchase 19.5% of the Company's outstanding common voting shares under specified circumstances, such percentage to be measured at the conclusion of the exercise. The Company expects to file a Current Report on Form 8-K in respect of the Plan and the option.

           (b)    Please refer to Item 2(a).

           (c) The Registrant issued 768 shares of its $2.50 par value common stock pursuant to exercised options and no shares of such common stock pursuant to its Dividend Reinvestment Plan.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

           (a)    None.

           (b)    None.

Item 4.    (a) - (d)  No meeting of or action by security holders occurred during the period covered by this report.

Item 5.    OTHER INFORMATION

                  None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibit 27 Financial Data Schedule (for SEC use only; omitted in paper copy) - This schedule contains summary financial information extracted from the financial statements of the Company at March 31, 1999 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-QSB for the period ending March 31, 1999.

           (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FIRST FINANCIAL CORPORATION
                                     -------------------------------------------
                                                    (Registrant)



DATE:    May 12, 1999                /s/  David Major
       ---------------------         -------------------------------------------
                                     David Major
                                     Chairman, President and Chief Executive
                                         Officer



DATE:    May 12, 1999                /s/  Sally P. Kimble
       ---------------------         -------------------------------------------
                                     Sally P. Kimble
                                     Treasurer, Chief Financial Officer and
                                         Chief Accounting Officer