Form 10QSB
period 1999-06-30
FIRST FINANCIAL CORP / TN
filed 1999-08-16
CIK 878967

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   MARK ONE

     [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

     [ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

           For the Transition Period From ____________ to ___________

Commission File Number 33-426222
                      ----------

                           FIRST FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer As Specified in its Charter)

            Tennessee                                        62-1474162
--------------------------------                  ------------------------------
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

                          YES  X      NO
                             -----       ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

        Common stock outstanding:  1,012,720 shares at August 3, 1999.

Transitional Small Business Disclosure Format (check one).

                          YES         NO   X
                             -----       ----

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

The unaudited consolidated financial statements of the small business issuer and its wholly-owned subsidiary are as follows:

      Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.

      Consolidated Statements of Earnings - For the three months and six months ended June 30, 1999 and 1998.

      Consolidated Statements of Comprehensive Earnings - For the three and six months ended June 30, 1999 and 1998.

      Consolidated Statements of Cash Flows - For the six months ended June 30, 1999 and 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

                           FIRST FINANCIAL CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                   (UNAUDITED)



                                                                       June 30,      December 31,
                                                                         1999            1998
                                                                         ----            ----
                                                                           (In Thousands)
                                    Assets

Loans                                                                 $ 199,382        174,371
   Less: Allowance for loan losses                                        2,000          1,821
                                                                      ---------       --------
              Net loans                                                 197,382        172,550
Securities available-for-sale, at market (amortized cost
   $48,575,000 and $55,790,000, respectively)                            48,251         56,347
Loans held for sale                                                       1,704          5,438
Federal funds sold                                                        9,975         12,485
                                                                      ---------       --------
              Total earning assets                                      257,312        246,820

Cash and due from banks                                                   8,003         11,284
Bank premises and equipment, net of accumulated depreciation              7,957          8,068
Accrued interest receivable                                               2,197          2,024
Deferred income taxes                                                       553            233
Other assets                                                                861            805
                                                                      ---------       --------
                                                                      $ 276,883        269,234
                                                                      =========       ========

                     Liabilities and Stockholders' Equity

Deposits                                                              $ 254,589        247,711
Advances from Federal Home Loan Bank                                        107            683
Accrued interest payable                                                  1,208          1,119
Other liabilities                                                           221            455
Long-term debt                                                              378            381
                                                                      ---------       --------
              Total liabilities                                         256,503        250,349
                                                                      ---------       --------
Stockholders' equity:
   Preferred stock, no par value, authorized 5,000,000 shares,
     no shares issued                                                      --             --
   Common stock, $2.50 par value; authorized 5,000,000 shares,
     issued 1,147,393 and 1,090,486 shares, respectively                  2,869          2,726
   Additional paid-in capital                                             4,756          4,208
   Retained earnings                                                     14,213         12,862
   Net unrealized gains on available-for-sale securities, net of applicable income tax benefit of $123,000 and income tax
     expense of $211,000, respectively                                     (201)           346
Less cost of 137,926 shares of treasury stock                            (1,257)        (1,257)
                                                                      ---------       --------
              Total stockholders' equity                                 20,380         18,885
                                                                      ---------       --------

                                                                      $ 276,883        269,234
                                                                      =========       ========




See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)


                                                        Three Months Ended        Six Months Ended
                                                              June 30,                June 30,
                                                      ----------------------    --------------------
                                                          1999        1998        1999       1998
                                                          ----        ----        ----       ----
                                                      (Dollars in Thousands, Except Per Share Amounts)
Interest income:
  Interest and fees on loans                             $4,499      3,744      $ 8,650      7,407
  Interest and dividends on securities:
    Taxable securities                                      540        469        1,104        908
    Exempt from Federal income taxes                        172        161          352        322
  Interest on loans held for sale                            42         65           95        112
  Interest on federal funds sold                             29        218           91        329
                                                         ------      -----      -------      -----
            Total interest income                         5,282      4,657       10,292      9,078
                                                         ------      -----      -------      -----

Interest expense:
  Interest on deposits                                    2,291      2,188        4,536      4,246
  Interest on short term borrowings                        --         --           --            8
  Interest on advances from Federal Home Loan Bank            9         17           21         34
  Interest on long-term debt                                  6          6           13         13
                                                         ------      -----      -------      -----
            Total interest expense                        2,306      2,211        4,570      4,301
                                                         ------      -----      -------      -----

            Net interest income                           2,976      2,446        5,722      4,777
Provision for loan losses                                   150        120          310        240
                                                         ------      -----      -------      -----
            Net interest income after provision for
              loan losses                                 2,826      2,326        5,412      4,537
                                                         ------      -----      -------      -----
Non-interest income:
  Service charges on deposit accounts                       310        247          589        504
  Other fees and commissions                                327         57          439        124
  Gain on sale of securities                               --         --              1       --
  Other income                                              268        330          530        561
                                                         ------      -----      -------      -----
                                                            905        634        1,559      1,189
                                                         ------      -----      -------      -----

Non-interest expenses:
  Salaries and employee benefits                          1,181      1,108        2,378      2,234
  Occupancy expenses, net                                   122        108          252        212
  Furniture and equipment expense                           199        161          396        312
  Other operating expenses                                  893        510        1,429        992
  Data processing fees                                       73         59          147        118
                                                         ------      -----      -------      -----
                                                          2,468      1,946        4,602      3,868
                                                         ------      -----      -------      -----

            Earnings before income taxes                  1,263      1,014        2,369      1,858
Income taxes                                                346        335          715        609
                                                         ------      -----      -------      -----

            Net earnings                                 $  917        679      $ 1,654      1,249
                                                         ======      =====      =======      =====

Basic earnings per common share                          $  .94        .73      $  1.71       1.33
                                                         ======      =====      =======      =====

Diluted earnings per common share                        $  .94        .71      $  1.69       1.30
                                                         ======      =====      =======      =====

Dividends per share                                      $ --         --        $  --         --
                                                         ======      =====      =======      =====




See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)



                                                              Three Months Ended      Six Months Ended
                                                                   June 30,                June 30,
                                                              ------------------     -------------------
                                                              1999        1998         1999        1998
                                                              -----       ----       -------       -----
                                                               (In Thousands)           (In Thousands)

Net earnings                                                  $ 917        679       $ 1,654       1,249
                                                              -----       ----       -------       -----
Other comprehensive earnings (losses) net of tax:
   Unrealized gains (losses) on available-for-sale
     securities arising during period, net of tax
     benefits of $247,000, $5,000 and $334,000,
     and tax expense of $4000, respectively                    (403)        (8)         (546)          7
   Reclassification adjustment for gains included in net
     earnings, net of taxes                                    --          --             (1)        --
                                                              -----       ----       -------       -----
           Other comprehensive earnings (loss)                 (403)        (8)         (547)          7
                                                              -----       ----       -------       -----

           Comprehensive earnings                             $ 514        671       $ 1,107       1,256
                                                              =====       ====       =======       =====




See accompanying notes to consolidated financial statements (unaudited).

                          FIRST FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)


                                                                           1999          1998
                                                                           ----          ----
                                                                             (In Thousands)

Cash flows from operating activities:
   Interest received                                                     $  9,996         8,894
   Fees and commissions received                                              767           628
   Interest paid                                                           (4,481)       (4,207)
   Originations of loans held for sale                                    (25,736)      (32,754)
   Proceeds from loan sales                                                30,000        31,221
   Cash paid to suppliers and employees                                    (4,503)       (3,691)
   Income taxes paid                                                         (505)         (623)
                                                                         --------       -------
                Net cash provided by (used in) operating activities         5,538          (532)
                                                                         --------       -------

Cash flows from investing activities:
   Loans made to customers, net of repayments                             (25,142)       (5,568)
   Proceeds from sales of available-for-sale securities                     1,000          --
   Proceeds from maturities of available-for-sale securities               11,591         4,902
   Purchase of available-for-sale securities                               (5,253)      (15,218)
   Purchase of premise and equipment                                         (317)         (612)
   Proceeds from sale of premises and equipment                               105          --
   Proceeds from sale of other real estate                                   --             (57)
                                                                         --------       -------
                Net cash used in investing activities                     (18,016)      (16,553)
                                                                         --------       -------

Cash flows from financing activities:
   Net increase in time deposits                                            8,882        10,584
   Net increase (decrease) in non-interest bearing, savings
     and NOW deposit accounts                                              (2,004)       10,887
   Repayment of short-term borrowings                                        --            (600)
   Repayment of advances from Federal Home Loan Bank                         (576)         (238)
   Repayment of long-term debt                                                 (3)           (2)
   Issuance of common stock                                                   691             9
   Payment of dividends to shareholders                                      (303)         --
                                                                         --------       -------
                Net cash provided by financing activities                   6,687        20,640
                                                                         --------       -------

Net increase (decrease) in cash and cash equivalents                       (5,791)        3,555

Cash and cash equivalents at beginning of period                           23,769        15,400
                                                                         --------       -------

Cash and cash equivalents at end of period                               $ 17,978        18,955
                                                                         ========       =======



See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                   (UNAUDITED)



                                                                          1999         1998
                                                                          ----         ----
                                                                            (In Thousands)

Reconciliation of net earnings to net cash provided by
  operating activities:
     Net earnings                                                        $ 1,654        1,249
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                                         200          227
       Provision for loan losses                                             310          240
       (Increase) decrease in loans held for sale                          3,734       (2,094)
       Increase in interest receivable                                      (173)        (140)
       (Increase) decrease in other assets, net                             (144)        (147)
       Increase (decrease) in other liabilities                             (132)          39
       Increase in interest payable                                           89           94
                                                                         -------       ------
                Total adjustments                                          3,884       (1,781)
                                                                         -------       ------

                Net cash provided by (used in) operating activities      $ 5,538         (532)
                                                                         =======       ======


Supplemental schedule of non-cash activities:

     Unrealized gain in value of securities available-for
       sale, net of tax benefit of $334,000 in 1999 and
       expense of $4,000 in 1998                                         $  (546)           7
                                                                         =======       ======



See accompanying notes to consolidated financial statements (unaudited).

                           FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

              The unaudited consolidated financial statements include the accounts of First Financial Corporation (Company) and its wholly-owned subsidiary, First Bank and Trust (First Bank) and First Bank's wholly-owned title insurance agency, American Title and Escrow Company and First Bank's inactive finance company subsidiary, First Southern Finance, Inc.

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

              In the opinion of management, the statements contain all adjustments and disclosures necessary to summarize fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, and the results of operations for the three months and six months ended June 30, 1999 and 1998, and comprehensive earnings for the three and six months ended June 30, 1999 and 1998 and changes in cash flows for the six months ended June 30, 1999 and 1998, respectively. All significant intercompany transactions have been eliminated. The interim consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements presented in the Company's 1998 Annual Report to stockholders. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

              Certain reclassifications have been made to 1999 information to conform to the presentation of 1998 information.

ALLOWANCE FOR LOAN LOSSES

Transactions in the allowance for loan losses were as follows:

                                                             Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                             1999         1998
                                                             ----         ----
                                                                (In Thousands)
     Balance, January 1, 1999 and 1998, respectively      $  1,821        1,704
     Add (deduct):
        Losses charged to allowance                           (148)        (320)
        Recoveries credited to allowance                        17           21
        Provision for loan losses                              310          240
                                                          --------     --------
     Balance, June 30, 1999 and 1998, respectively        $  2,000        1,645
                                                          ========     ========


                           FIRST FINANCIAL CORPORATION

                                   (UNAUDITED)

PROPOSED MERGER

              On May 1, 1999, the Company entered into an Agreement and Plan of Merger (the Plan) whereby all of the Company's common stock will be acquired by National Commerce Bancorporation (NCBC) for stock of NCBC (the Merger). Pursuant to the terms of the Plan, NCBC will be the surviving company. The Plan has received Shareholder and regulatory approval and became effective on August 3, 1999. The Company has filed a Current Report on Form 8-K in respect of the Plan.

EARNINGS PER SHARE

              Statement of Financial Accounting Standards ("SFAS") 128 "Earnings Per Share" establishes uniform standards for computing and presenting earnings per share. SFAS 128 replaces the presentation of primary earnings per share with the presentation of basic earnings per share and diluted earnings per share. The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per share for the Company begins with the basic earnings per share plus the effect of common shares contingently issuable from stock options.

              The following is a summary of components comprising basic and diluted earnings per share (EPS) for the three months and six months ended June 30, 1999 and 1998:

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                           -------------------------      ------------------------
         (In Thousands, except share amounts)                  1999          1998             1999          1998
                                                               ----          ----             ----          ----
         Basic EPS Computation:
           Numerator - net earnings available to
              common shareholders                          $       917           679      $    1,654         1,249
                                                           -----------   -----------      ----------    ----------
           Denominator - weighted average number of
              common shares outstanding                        986,364       942,646         969,622       942,419
                                                           -----------   -----------      ----------    ----------

           Basic earnings per common share                 $       .94           .73      $     1.71          1.33
                                                           ===========   ===========      ==========    ==========

         Diluted EPS Computation:
           Numerator                                       $       917           679      $    1,654         1,249
                                                           -----------   -----------      ----------    ----------
           Denominator:
              Weighted average number of common
                shares outstanding                             986,364       942,646         969,622       942,419
              Dilutive effect of stock options                  11,604        21,625          11,604        21,625
                                                           -----------   -----------      ----------    ----------
                                                               997,968       964,271         981,226       964,044
                                                           -----------   -----------      ----------    ----------

         Diluted earnings per common share                 $       .94           .71      $     1.69          1.30
                                                           ===========   ===========      ==========    ==========


              Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources or operations.

                           FIRST FINANCIAL CORPORATION

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              The purpose of this discussion is to provide insight into the financial condition and results of operations of the Registrant and its subsidiary. This discussion should be read in conjunction with the consolidated financial statements. Reference should also be made to the Company's 1998 Annual Report to stockholders for a complete discussion of factors that impact liquidity, capital and the results of operations.

              As discussed in Item 1, on May 1, 1999, the Company signed an Agreement and Plan of Merger (the "Agreement") with National Commerce Bancorporation ("NCBC") under which NCBC would acquire 100% of the outstanding stock of First Financial Corporation for stock of NCBC. Any outstanding options will be converted to options to acquire stock of NCBC. Pursuant to the terms of the Agreement, each share of First Financial Corporation common stock will receive 2.8502 shares of NCBC shares and each holder of an option to purchase a share of the Company will receive an option to purchase 2.8502 shares of NCBC at the option price divided by 2.8502. The exchange ratio is based on a closing market price per share of $24.25 of NCBC shares at April 12, 1999. The Merger has received regulatory approval and received First Financial Corporation stockholder approval on August 3, 1999.

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

            The Company's investment portfolio consists of earning assets that provide interest income. All securities have been classified as available-for-sale and include securities intended to be used as a part of the Company's asset/liability strategy and/or securities that may be sold in response to changes in interest rate, prepayment risk, the need or desire to increase capital and similar economic factors. The Company has approximately $11.4 million of securities scheduled to mature or reprice in the next twelve months.

            A secondary source of liquidity is the Bank's loan portfolio. At June 30, 1999 first mortgage loans of approximately $18.5 million and other loans of approximately $93.6 million either will become due or will be subject to rate adjustments within twelve months from the respective date. Continued emphasis will be placed on structuring adjustable rate loans.

            As for liabilities, certificates of deposit of $100,000 or greater of approximately $33.3 million will become due or subject to repricing during the next twelve months. The Bank's deposit base increased approximately $6.9 million during the six months ended June 30, 1999.

            The Company also has the ability to meet its liquidity needs through advances from the Federal Home Loan Bank. At June 30, 1999 the Bank had $107,000 of these advances and has a total line of credit with the FHLB of $9,000,000. In addition, the subsidiary has a line of credit with other banks totaling $14,000,000 which can be used to purchase Federal funds. The Company also has a $5,000,000 line of credit which currently has no outstanding balance. The Company's line of credit is secured by a pledge of all shares of First Bank and Trust. Pursuant to the Merger with NCBC, this pledge was terminated.

              As of June 30, 1999, the Bank's asset sensitivity was 16.7%, (the excess of interest sensitive assets over earning liabilities divided by total assets at the one year threshold). Management estimates an increase or decrease in interest rates would have an immaterial impact on earnings.

                           FIRST FINANCIAL CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

LIQUIDITY AND INTEREST RATE SENSITIVITY MANAGEMENT, CONTINUED

            It is anticipated that with present maturities, the anticipated growth in deposit base, and the efforts of management in its asset/liability management program, liquidity will not pose a problem in the foreseeable future. At the present time, there are no known trends or any known commitments, demands, events or uncertainties that will result in or that are reasonably likely to result in the Company's liquidity changing in any material way. Liquidity was 20.0% at June 30, 1999 and 23.3% at December 31, 1998.

CAPITAL RESOURCES

            A primary source of capital is internal growth through retained earnings. The ratio of stockholders' equity to total assets was 7.4% at June 30, 1999 and 7.0% at December 31, 1998. Total assets increased 2.8% during the six months ended June 30, 1999. Cash dividends of $.25 per share were paid during the year ended December 31, 1998. Cash dividends of $303,000 or $.30 per share were paid during the first six months of 1999 and none were paid during the same period in 1998. Cash dividends will be paid or increased in the remainder of 1999 over 1998 only in the discretion of the Board of Directors to the extent of available profits.

            Effective June 6, 1996, the Company established a Dividend Reinvestment Plan. The Plan offers eligible shareholders the opportunity to purchase additional shares of common stock, upon the Company's declaration of dividends. There were 6,395 shares issued under the Plan during 1998. Due to the Merger with NCBC, the Company discontinued the Dividend Reinvestment Plan. No material changes in the mix or cost of capital is anticipated in the foreseeable future.

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

            The following schedule details the Company's risk-based capital at June 30, 1999 (excluding the effect of the adoption of SFAS No. 115):


                                                               In Thousands
                                                               ------------
                                                           (except percentages)

     Tier I capital:
       Stockholders' equity                                    $  20,581

     Tier II capital:
       Allowable allowance for loan losses                         2,000
                                                               ---------
                     Total capital                             $  22,581
                                                               =========

     Risk-weighted assets                                      $ 217,100
                                                               =========

     Risk-based capital ratios:
       Tier I capital ratio                                        9.48%
                                                               ========
       Tier II capital ratio                                      10.40%
                                                               ========


                           FIRST FINANCIAL CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

CAPITAL RESOURCES, CONTINUED

            The Company is required to maintain a Tier II capital to risk weighted asset ratio of 8% and a Tier I capital to risk weighted asset ratio of 4%. At June 30, 1999, the Company and its subsidiary bank were in compliance with these requirements.

            In addition, the Company and its subsidiary are required to maintain a leverage ratio (defined as equity divided by the most recent quarter average total assets) of 4%. The leverage ratio at June 30, 1999 was 7.4%.

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

            There is no established trading market for the Company's stock.
From time to time the Company may acquire shares of its stock to provide liquidity in the shares. All shares of common stock have been retroactively adjusted for the two-for-one stock split approved on April 18, 1996. During the six months ended June 30, 1999, the Company issued 56,907 shares of its common voting stock in connection with the exercise of stock options and no shares were redeemed. No shares of the Company's voting common stock were redeemed for the year ending December 31, 1998. Privately negotiated trades may involve the Company, its directors and officers and, accordingly, may not be reliable indicators of value.

            In April, 1993, the stockholders approved a stock option plan whereby 159,000 shares of the Company's stock is available for issuance to directors, officers and employees of the Company. At June 30, 1999, 79,400 shares had been granted at $10 per share (46,056 shares have been exercised at June 30, 1999), 2,000 shares had been granted at $12 per share (1,000 shares have been exercised at June 30, 1999), 4,000 shares were granted at $13 per share, (1,600 shares have been exercised as of June 30, 1999), 29,792 shares were granted at $15 per share (12,568 shares have been exercised at June 30, 1999), 528 shares were granted at $19 per share (no shares have been exercised at June 30, 1999), 13,000 shares were granted at $22.50 per share (4,500 shares have been exercised at June 30, 1999) and 2,000 shares were granted at $33 per share (400 shares have been exercised as of June 30, 1999). The options are granted at the estimated market price of the stock at the date the option was

                           FIRST FINANCIAL CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

CAPITAL RESOURCES, CONTINUED

granted. At June 30, 1999 there were 64,596 shares granted but not exercised. The options are generally exercisable ratably over a ten year period from the date granted. At June 30, 1999 options to purchase 28,280 common shares were available for grant in future years. However, the Company did not grant any more options prior to the Merger with NCBC.

            At present, the net book value of premises and equipment is 39.0% of the Company's capital. The subsidiary bank now has a significant presence in the Wilson County market with offices in Mt. Juliet, Tennessee, Hermitage, Tennessee and Lebanon, Tennessee. The bank also has a new branch bank facility in Smyrna, Rutherford County, Tennessee which opened in the fourth quarter of 1996 and a branch in Donelson, Davidson County, Tennessee. Management believes that expansion into these different markets diversifies its risk and provides increased opportunity for generating growth and profits. At present the ratio of fixed assets to capital at the subsidiary bank level is 40.2%. Investment in fixed assets can have a detrimental impact on profits, particularly in the short term.

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

            First Bank's Y2K Action Team has contacted each vendor or supplier to determine their Year 2000 readiness. The Action Team is continuing the process of testing and validating the renovation of all systems and hardware and had substantially met all goals as of March 31, 1999.

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

RESULTS OF OPERATIONS

            Net earnings were $1,654,000 for the six months ended June 30, 1999 as compared to $1,249,000 for the same period in 1998. Basic earnings per share increased from $1.33 for the six months ended June 30, 1998 to $1.71 for the same period in 1999. Diluted earnings per share increased from $1.30 for the six months ended June 30, 1998 to $1.69 for the same period in 1999.

            As in most financial institutions, a major element in analyzing the statement of earnings is net interest income, which is the excess of interest earned over interest paid. This is particularly true with the volatility in interest rates encountered in recent years.

            The Company's interest income, excluding tax equivalent adjustments, increased by $1,214,000 or 13.4% during the six months ended June 30, 1999 and $1,125,000 or 14.1% for the same period in 1998. Interest income for the quarter ended June 30, 1999 increased $625,000 or 13.4% over the quarter ended June 30, 1998 and $272,000 or 5.4% over the first quarter of 1999. The increases were primarily attributable to higher volumes of earning assets. The ratio of average earning assets to total average assets was 92.9% for the six months ended June 30, 1999 and 93.1% for the year ended December 31, 1998.

                           FIRST FINANCIAL CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

            Interest expense increased by $269,000 the six months ended June 30, 1999 or 6.3% compared to an increase of $615,000 or 16.7% for the same period in 1998. Interest expense for the quarter ended June 30, 1999 increased $95,000 or 4.3% as compared to the quarter ended June 30, 1998 and increased $42,000 or 1.9% over the first quarter of 1999. The increases in 1999 and 1998 can be attributable largely to an increase in volume.

            The foregoing resulted in an increase in net interest income of $945,000 or 19.8% during the first six months of 1999 and $510,000 or 12.0% in the comparable period of 1998. Net interest income for the quarter ended June 30, 1999 increased $530,000 or 21.7% as compared to $246,000 or 11.2% for the comparable period of 1998.

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

            The Company's first mortgage single family residential, consumer and credit card loans which total approximately $44,583,000, $26,850,000 and $104,000, respectively at June 30, 1999, are divided into various groups of smaller-balance homogeneous loans that are collectively evaluated for impairment and thus are not subject to the provisions of SFAS Nos. 114 and 118. Substantially all other loans of the Company are evaluated for impairment under the provisions of SFAS Nos. 114 and 118.

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

            Generally, at the time a loan is placed on nonaccrual status, all interest accrued on the loan in the current fiscal year is reversed from income, and all interest accrued and uncollected from the prior year is charged off against the allowance for loan losses. Thereafter, interest on nonaccrual loans is recognized as interest income only to the extent that cash is received and future collection of principal is not in doubt. If the collectibility of outstanding principal is doubtful, such interest received is applied as a reduction of principal. A nonaccrual loan may be restored to accruing status when principal and interest are no longer past due and unpaid and future collection of principal and interest on a timely basis is not in doubt. At June 30, 1999 and 1998 impaired loans which had been placed on non-accrual status totaled $121,000 and $23,000, respectively.

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

        Impaired loans and related allowance for loan loss amounts at June 30, 1999 and December 31, 1998 were as follows:


                                                     June 30, 1999             December 31, 1998
                                             -----------------------------  -------------------------
                                                               Allowance                   Allowance
                                               Recorded           for        Recorded        for
                                              Investment       Loan Loss    Investment     Loan Loss
                                              ----------       ---------    ----------     ---------
        Impaired loans with allowance for
          loan loss                           $1,209,154        241,830      1,540,387      308,077

        Impaired loans with no allowance
          for loan loss                             --             --             --           --
                                              ----------      ---------      ---------      -------

                                              $1,209,154        241,830      1,540,387      308,077
                                              ==========      =========      =========      =======


                           FIRST FINANCIAL CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

            The provision for loan losses was $310,000 for the first six months of 1999 compared to $240,000 for the same period in 1998. The provision for loan losses is based on past loan experience and other factors which, in management's judgment, deserve current recognition in estimating possible loan losses. Such other factors considered by management include growth and composition of the loan portfolio, review of specific loan problems, the relationship of the allowance for loan losses to outstanding loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions that may affect the borrower's ability to repay. Management has in place a system designed to identify and monitor problem loans on a timely basis.

            The allowance for loan loss related to impaired loans were measured based upon the estimated fair value of related collateral.

            The average recorded investment in impaired loans for the six months ended June 30, 1999 and 1998 was approximately $1,374,000 and $975,000, respectively. The related amount of interest income recognized on the accrual method for the period that such loans were impaired was $49,000 and $70,000 for the six months ended June 30, 1999 and 1998, respectively. There was no interest income recognized on the cash method for the period that such loans were impaired.

            The following schedule details selected information as to non-performing loans of the Company at June 30, 1999:


                                                   Past Due
                                                   90 Days     Non-Accrual
                                                   -------     -----------
                                                       (In Thousands)
            Real estate loans                     $     26             115
            Installment loans                           51              --
            Commercial                                   3               6
                                                  --------        --------
                                                  $     80             121
                                                  ========        ========
                         Renegotiated loans       $     --              --
                                                  ========        ========


            At June 30, 1999, loans which include the above, totaling $1,666,000 were included in the Company's internal classified loan list. Of these loans $734,000 are consumer and $932,000 are commercial loans. The collateral values, based on estimates received by management, securing these loans are approximately $3,420,000, ($1,835,000 related to consumer loans and $1,585,000 related to commercial loans). Such loans are listed as classified when information obtained about possible credit problems of the borrower has prompted management to question the ability of the borrower to comply with the agreed repayment terms of the loan agreement. The loan classifications do not represent or result from trends or uncertainties which management expects will materially impact future operating results, liquidity or capital resources.

                           FIRST FINANCIAL CORPORATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

            There were no material amounts of other interest-bearing assets (interest-bearing deposits with other banks, municipal bonds, etc.) at June 30, 1999 which would be required to be disclosed as past due, non-accrual, restructured or potential problem loans, if such interest-bearing assets were loans.

            Non-interest income, excluding securities transactions, increased $369,000 or 31.0% during the six months ended June 30, 1999 and increased $185,000 or 18.4% for the same period in 1998. The increase for the quarter ended June 30, 1999 was $271,000 or 42.7% as compared to the comparable quarter in 1998 and an increase of $252,000 or 38.6% as compared to the three months ended March 31, 1999. The primary increase in non-interest income consists of an increase in income generated from sales of mortgage loans. Mortgage loan income (included in other income) for the six month period ended June 30, 1999, was $530,000 as compared to $561,000 for the period ending June 30, 1998. The decrease of $31,000 or 5.8% has been caused by a slow down in lending resulting from an increase in rates during the quarter and a decrease in mortgage refinancings but continues to remain strong because an increase in housing development in the subsidiary bank's service area. Other increases in 1999 and 1998 resulted from increased service charges on deposits, primarily for demand deposit and NOW accounts. These increases in service charges were the result of additional volume combined with modest price increases to offset a portion of the interest costs of NOW accounts and the increased costs of processing the demand deposit accounts. Additionally, other fees and commissions increased $84,000 resulting from the opening of American Title and Escrow in the beginning of 1999. Commissions and service charges are monitored continually to insure maximum return based on costs and competition.

            There were no security losses in the available-for-sale category for the six months ended June 30, 1999 and 1998. Securities gains in the available-for-sale category totaled $1,000 during the six months ended June 30, 1999.

            Non-interest expense, excluding securities transactions, increased $734,000 or 19.0% during the first six months of 1999 and $638,000 or 19.8% during the same period in 1998. The increase for the quarter ended June 30, 1999 was $522,000 or 26.8% as compared to the quarter ended June 30, 1998 and $334,000 or 15.7% as compared to the three months ended March 31, 1999. The increases in 1999 and 1998 were primarily attributable to increases in salaries and employee benefits, which is due to increased number of employees and increases in annual compensation, increased occupancy expense resulting from the opening of a new branch and the expansion and improvement of existing branches, and an increase in costs related to the Merger.

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

              There have been no material changes in reported market risks during the six months ended June 30, 1999. Please refer to Item 2 of this report for additional information related to market and other risks.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

(a) On May 1, 1999, the Company's Board of Directors approved an Agreement and Plan of Merger ("Plan") pursuant to which the Company would merge with and into National Commerce Bancorporation ("NCBC"), with NCBC as the surviving corporation. The Company filed a Current Report on Form 8-K in respect of the Plan and the option. The Plan has received shareholder and regulatory approval and became effective August 3, 1999.

(b)      Please refer to Item 2(a).

(c) The Registrant issued 56,139 shares of its $2.50 par value common stock pursuant to exercised options and no shares of such common stock pursuant to its Dividend Reinvestment Plan. Notice of termination of the Dividend Reinvestment Plan has been given.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

(a)      None

(b)      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Corporation's Annual Meeting of Shareholders was held on April 16, 1999. Matters submitted to, and approved by shareholders are listed below.

(b)      The following persons nominated as Directors were elected:


                                                                           Broker
                     Name            For          Against      Abstain    Non-Votes
                     ----            ---          -------      -------    ---------
           Harold G. Bone           609,089          0            0           0
           Robert L. Callis         609,089          0            0           0
           Morris D. Ferguson       609,089          0            0           0
           Arthur P. Gardner        609,089          0            0           0
           David Major              609,089          0            0           0
           M. Dale McCulloch        609,089          0            0           0
           Dan E. Midgett           609,089          0            0           0
           Monty Mires              609,089          0            0           0
           James S. Short           609,089          0            0           0
           Harold W. Sutton         609,089          0            0           0

(c) The election by the Board of Directors of Maggart and Associates, P.C., as the Corporation's independent accountants and auditors for the year ending December 31, 1999 was ratified by the following vote:


                                                                           Broker
                         For              Against        Abstain          Non-Votes
                         ---              -------        -------          ---------
                       599,226             9,623           240                0

(d)      None

ITEM 5.  OTHER INFORMATION

(a)      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 Financial Data Schedule (for SEC use only) - This schedule contains summary financial information extracted from the financial statements of the Company at June 30, 1999 (unaudited) and is qualified in its entirety by reference to such financial statements as set forth in the Company's quarterly report on Form 10-QSB for the period ending June 30, 1999.

(b) The Company filed a Form 8-K on May 17, 1999 related to the Merger discussed in Items 1 and 2. The Form 8-K included: 1) the Agreement and Plan of Merger by and between National Commerce Bancorporation and First Financial Corporation, 2) stock option agreement by and between National Commerce Bancorporation and First Financial Corporation and 3) a press release issued May 3, 1999 by First Financial Corporation.

                                   SIGNATURES


              In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             FIRST FINANCIAL CORPORATION
                                         --------------------------------------
                                                     (Registrant)



DATE:     8/9/99                        /s/ David Major
     ----------------------             ---------------------------------------
                                        David Major
                                        Chairman, President and Chief Executive
                                           Officer



DATE:     8/9/99                        /s/ Sally Kimble
     ----------------------             ---------------------------------------
                                        Sally Kimble
                                        Treasurer, Chief Financial Officer, and
                                           Chief Accounting Officer